Form 10QSB
period 1999-09-30
SNOHOMISH EQUITY CORP
filed 1999-11-09
CIK 1087026

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999


                          Snohomish Equity Corporation

                     (formerly Snohomish Equity Group, Inc)


                                    000-26249
                             Commission File Number

         Nevada                                        33-0507843
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


219 Broadway, Suite 261, Laguna Beach CA                                92651
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:       (949) 248-1765

Securities registered pursuant to Section 12(b) of the Act:     None


Securities registered pursuant to Section 12(g) of the Act:     2,010,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,010,000.

                          PART I: FINANCIAL INFORMATION


                          Item 1. Financial Statements


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF3) for the Nine months ended September 30, 1999.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations. This Company has recently revived following a period of dormancy for the past six years and has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. This Corporation was first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc., the predecessor of this Issuer, and became dormant by the end of its first year of existence. It ceased to remain in good standing in Texas, and it did not renew its corporate charter. In 1999, the present principal equitable shareholder resolved to caused the revival of this Issuer by the only means lawfully available after the passage of years; namely, by re-incorporating and re-organizing the new corporation as the successor to Snohomish Equity Group, Inc. Accordingly, Snohomish Equity Corporation was incorporated in Nevada on December 8, 1998, to be and become the successor of the former Snohomish Equity Group, Inc. This Issuer is now in good corporate standing and current with respect to its corporate obligations, filing fees and taxes.

Liquidity and Capital Resources. This Company has been dormant and inactive for the past two years without any operation or activity. It has incurred only nominal accrued expenses, without revenues to date.The Company is unable to predict when it may participate in a business opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this issuer would expect to proceed to select a business combination within no sooner than six months nor longer than eighteen months. It cannot attract a partner before it can effect quotation of its common stock on the OTCBB. The Issuer is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Issuer at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this issuer to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this Issuer would arise only when targeted business or assets have been identified. Until such time, this Issuer has no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates. Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Issuer for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon the present or future condition of this Issuer as without revenues or assets.

                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

                                      None


                    Item 6. Exhibits and Reports on Form 8-K

     September 15, 1999: The purpose of that Current Report was to file Management's Un-Audited Financial Statements of June 30, 1999 (attachment 99-06-30 thereto), in order to coordinate reporting with the Issuer's submission for listing on the Over the Counter Bulletin Board, as currently required by the National Association of Securities Dealers rules and regulations.

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

      Exhibit QF3: Financial Statements (Un-Audited) September 30, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1999

                          Snohomish Equity Corporation
                     (formerly Snohomish Equity Group, Inc)




Pete Chandler                                     Susan Sanchez
----------------------------             -------------------------------
Pete Chandler                                     Susan Sanchez
President/Director                         Secretary-Treasurer/Director

                                   Exhibit QF3

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                          SNOHOMISH EQUITY CORPORATION
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1997 and 1998
                   and for the period ended September 30, 1999

                                                                                December 31,
                                                            September 30,   -------------------
                                                                1999         1998        1997
                                                               -------      -------     -------
                                     ASSETS

CURRENT ASSETS
           Total Current Assets                                $   -0-      $   -0-     $   -0-


TOTAL CURRENT ASSETS                                               -0-          -0-         -0-
                                                               -------      -------     -------


TOTAL ASSETS                                                   $   -0-      $   -0-     $   -0-
                                                               =======      =======     =======

                       LIABILITIES & STOCKHOLDERS' EQUITY



LIABILITIES

     Account payable                                            11,085
                                                               -------

TOTAL LIABILITIES                                               11,085

STOCKHOLDERS' EQUITY

     Common Stock, $.001 par value; authorized 50,000,000
        shares; issued and outstanding, 2,000,000 shares
        and 2,010,000 shares                                     2,010        2,010       2,000

     Additional Paid In Capital                                  6,990        6,990       6,000

     Accumulated Surplus (Deficit)                             (20,085)      (9,000)     (8,000)
                                                               -------      -------     -------

Total Stockholders' Equity                                         -0-          -0-         -0-
                                                               -------      -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   -0-      $   -0-     $   -0-
                                                               =======      =======     =======


                   The accompanying notes are an integral part
                         of these financial statements.


                          SNOHOMISH EQUITY CORPORATION
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1997 and 1998
                   and for the period ended September 30, 1999


                                                                      December 31,
                                            September 30,    -----------------------------
                                                1999             1998                 1997
                                             -----------     -----------       -----------
Revenues                                     $       -0-     $       -0-       $       -0-
                                             -----------     -----------       -----------

     Expenses; General & Administrative              -0-          (1,000)              -0-
                                             -----------     -----------       -----------

Net Loss from Operations                         (11,085)         (1,000)              -0-

Net Income (Loss)                            $   (11,085)    $    (1,000)      $       -0-
                                             ===========     ===========       ===========
Gain (Loss) per Share                        $   (.00551)    $   (.00050)      $       -0-
                                             ===========     ===========       ===========

Weighted Average
    Shares Outstanding                         2,010,000       2,010,000         2,000,000
                                             ===========     ===========       ===========



                   The accompanying notes are an integral part
                         of these financial statements.


                          SNOHOMISH EQUITY CORPORATION
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on April 8, 1992 through December 31, 1992 and for the
               fiscal years ended December 31, 1993 through 1998
                  and for the period ended September 30, 1999

                                                                                 Additional      Accumulated       Total Stock-
                                                Common             Par            Paid-In          Equity         holders' Equity
                                                 Stock            Value           Capital         (Deficit)         (Deficit)
                                              ----------        ----------       ----------       ----------        ----------
Balance on April 8, 1992                       2,000,000        $    2,000       $    6,000          $              $    8,000

Net Loss during the fiscal year
ended December 31, 1992                                                                               (1,170)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1992                   2,000,000             2,000            6,000           (1,170)            6,830

Net Loss during the fiscal year
ended December 31, 1993                                                                               (1,600)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1993                   2,000,000             2,000            6,000           (2,770)            5,230

Net Loss during the fiscal year
ended December 31, 1994                                                                               (1,600)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1994                   2,000,000             2,000            6,000           (4,370)            3,630

Net Loss during the fiscal year
ended December 31, 1995                                                                               (1,600)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1995                   2,000,000             2,000            6,000           (5,970)            2,030

Net Loss during the fiscal year
ended December 31, 1996                                                                               (1,600)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1996                   2,000,000             2,000            6,000           (7,570)              430

Net Loss during the fiscal year
ended December 31, 1997                                                                                 (430)

                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1997                   2,000,000             2,000            6,000           (8,000)                0

Shares issued for services rendered               10,000                10              990

Net Loss during the fiscal year
ended December 31, 1998                                                                               (1,000)
                                              ----------        ----------       ----------       ----------        ----------
Balance at December 31, 1998                   2,010,000             2,010            6,990           (9,000)                0

Net Loss during the period
ended JSeptember 30, 1999                                                                            (11,085)

                                              ----------        ----------       ----------       ----------        ----------
Balance at September 30, 1998                  2,010,000             2,010            6,990          (20,085)          (11,085)



                   The accompanying notes are an integral part
                         of these financial statements.


                          SNOHOMISH EQUITY CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1997 and 1998
                   and for the period ended September 30, 1999



                                                                     December 31,
                                                 September 30,   --------------------
                                                     1999         1998         1997
                                                    --------     -------      -------
Operating Activities

   Net Income (Loss)                                $(11,085)    $(1,000)      $  -0-

   Cash (used) in operations                         (11,085)        -0-          -0-
                                                    --------     -------      -------

Net Cash from Operations                             (11,085)        -0-          -0-

Financing activities:

      issuance of stock                                            1,000

            increase in accounts payable              11,085

Cash at beginning of Period                              -0-         -0-          -0-

Increase (Decrease) in Cash                              -0-         -0-          -0-

Cash at End of Period                                   $-0-        $-0-       $  -0-
                                                    ========     =======       =======





                   The accompanying notes are an integral part
                         of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              for the fiscal years ended December 31 1997 and 1998
                     and the period ended September 30, 1999



1-FORMATION AND OPERATIONS OF THE COMPANY

     This Corporation was first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc. for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company. On or about April 27, 1992, the company made its initial issuance of 2,000,000 shares of common stock to a single founders' group of six related founders, for cash. The Issuer has made no further issuances to date, and the total issued and outstanding shares of common stock remains 2,000,000 shares as of the date of this report. During 1992, the various Founders made private gifts of stock to family members and friends, totaling 108,108 shares:
     27,093 to ten affiliates (six of whom remain affiliates); and 81,015 shares to a total of 94 non-affiliate shareholders. On or about April 29, 1992, the Company having caused incorporation of a wholly-owned subsidiary, Snohomish Capital Corporation, the Company authorized a stock dividend by which the ownership of that subsisidairy would have been spun off to shareholders, but that dividend/spin-off was abandoned and never consummated, and the former subsidiary corporation expired without action, pursuant to the laws of Texas. The shares of the Company's common stock have never traded, over the counter or otherwise. This Company's predecessor remained dormant and inactive from 1993 to the present, its charter expiring in due course, pursuant to laws of Texas. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation. As of that time, there were 107,108 shares issued and outstanding to persons who were and are (with some exceptions) non-affiliate shareholders. On or about January 1, 1998 the Issuer authorized the Issuance of an additional 10,000 shares to its present officers. The Company was formally reorganized in the State of Nevada on December 8, 1998, for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company.

2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  BASIS OF ACCOUNTING

               Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

          (b)  FISCAL YEAR

               The Company's proposed fiscal year end for accounting and tax purposes is December 31.

          (c)  ORGANIZATION COSTS

               The Company incurred $8,000 of organization costs in 1992. These costs, which were paid by shareholders of the Company and which were exchanged for 2,000,000 shares of common stock having a par value of $2,000 and $6,000 in services, totalling $8,000, which is being amortized on a straight line method over a 60 month period. These costs will be recovered only if the Company is able to generate a positive cash flow from operations.


Snohomish Equity Corporation
Notes to Financial Statements
for the fiscal years ended December 31, 1997 and 1998
and the period ended September 30, 1999
continued

          (d)  CASH EQUIVALENTS

               For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whatever cash amounts included on the Company's Statements of Cash Flow, however, will be comprised exclusively of cash.


3-PROPERTY AND EXECUTIVE COMPENSATION

          (a)  PROPERTY:

               The Company's offices and all of its records are located at 219 Broadway, Suite 261, Laguna Beach, California 92651.

          (b)  EXECUTIVE COMPENSATION:

               Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS' EQUITY.

     The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In April 1993, 2,000,000 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $8,000. In January 1998, 10,000 shares of Common Stock, were issued in exchange for $10 in services.



