Form 10KSB
period 1999-12-31
SNOHOMISH EQUITY CORP
filed 2000-03-29
CIK 1087026

FORM  10-K-SB

     SECURITIES  AND  EXCHANGE  COMMISSION
     Washington,  D.C.  20549



[X]  ANNUAL  REPORT
PURSUANT  TO  SECTION  13  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


     Commission  File  Number:  000-26249


     SNOHOMISH  EQUITY  CORPORATION

     (formerly  SNOHOMISH  EQUITY  GROUP,  INC)



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

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 90,015 shares.

     the number of shares outstanding of the Registrant's Common Stock was 2,010,000.

     Exhibit  Index  is  found  on  page  13

                                     PART I


                                  INTRODUCTION

     We filed a 1934 Securities and Exchange Registration of our common stock which has recently become effective and clear of comments by the staff of the Securities and Exchange Commission. This Annual Report on Form 10-K-SB begins our normal, annual, quarterly and current reporting. We became a reporting company voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our common stock is not presently quoted on the OTCBB or elsewhere and had never traded in brokerage transaction. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. We do wish to report and provide disclosure voluntarily, and will continue to file periodic reports even in the event that our obligation to file such reports is excused or suspended under the Exchange Act.

     Our corporation may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public ("Issuer") company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and to potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Issuer for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition as disclosed in this Report.
--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

(A) HISTORICAL INFORMATION. We were first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc. for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of our Company. On or about April 27, 1992, we made our initial issuance of 2,000,000 shares of common stock to a single founders' group of six related founders, for cash. We made no further issuances until after our revival in 1999, and the total issued and outstanding shares of common stock stood at 2,000,000 shares until shortly before the date of this report. During 1992, the various Founders made private gifts of stock to family members and friends, totaling 108,108 shares: 27,093 to ten affiliates (six of whom remain affiliates); and 81,015 shares to a total of 94 non-affiliate shareholders. On or about April 29, 1992, we incorporated a wholly-owned subsidiary, Snohomish Capital Corporation, and authorized a stock dividend by which the ownership of that subsidiary would have been spun off to shareholders, but that dividend/spin-off was abandoned and never consummated, and the former subsidiary corporation expired without action, pursuant to the laws of Texas. The shares of our common stock have never traded, over the counter or otherwise. Our predecessor remained dormant and inactive from 1993 to the present. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation. As of that time, there were 107,108 shares issued and outstanding to persons who were and are (with some exceptions) non-affiliate shareholders. We were formally reorganized and our Articles of Incorporation re-stated in the State of Nevada on December 8, 1998, as Snohomish Equity Corporation, for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company. On or about January 1, 1998 we authorized the Issuance of an additional 10,000 shares to its present officers, pursuant to sec4(2) of the Securities Act of 1933. As a result, the total shares of common stock issued and outstanding is 2,010,000 shares, as of the date of this Statement.

 (B) BUSINESS. Our Company has recently revived following a period of dormancy for the past six years and has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has no day to day operations at the present time. Its officers and directors devote only insubstantial time and attention to the affairs of this issuer at the present time, for the reason that only such attention is presently required. Management does, however, constantly review potential business combination proposals, and has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholder.

     While the Company does not intend to rule out its consideration to any particular business or industry segment, Management has determined to focus its interest in evaluating development stage companies in the electronic commerce, communication and internet industry. Management regularly reviews proposals for ventures in this area. It is possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

     Because of the Company's limited resources, and practical considerations, the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversity, but will may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management an personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to anticipate.

     This Company is required to rely on Management's skill, experience and judgement, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Management is in turn reliant upon the experience of its principal shareholder. For further information about the plans of this company, and about its principal shareholder, please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.


      (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.
                                  [None.]

      (2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
                                  [None.]

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE.
                                  [None.]

      (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. While this issuer has little to recommend it competitively, as against other so-called "Blank Check Companies", its prospects rest in the skill and knowledge of management, and of management consultants, including the principal shareholder, and such acquaintances and credibility they may command among business brokers and promoters looking for dormant public companies. This Issuer is not desperate or overly eager to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. Please see Management's Discussion and Analysis, Item 2 of this part, for an expanded discussion of these and related subjects of disclosure.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable

      (6)  DEPENDANCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  Applicable

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
                                      [None.]

      (8) GOVERNMENT FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not applicable

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not applicable.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS.
                                      [None.]

      (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. None at this time.

      (12)  NUMBER  OF  TOTAL  EMPLOYEES  AND  FULL-TIME  EMPLOYEES.
                                      [None.]

      (13) YEAR 2000 COMPLIANCE ISSUES. None. The issuer has no computers or digital equipment of its own, no suppliers or customers. Accordingly, the issuer has determined that it is faced with no year 2000 compliance issues other than those shared by the public in general.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(E) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. While this issuer has little to recommend it competitively, as against other so-called "Blank Check Companies", its prospects rest in the skill and knowledge of management, and of management consultants, including the principal shareholder, and such acquaintances and credibility they may command among business brokers and promoters looking for dormant public companies. This Issuer is not desperate or overly eager to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. Please see Management's Discussion and Analysis, Item 6 of part II, for an expanded discussion of these and related subjects of disclosure.

(F)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions at this time.

(G)  EMPLOYEES.  None.  We  have  two  officers  not  classified  as  employees.

                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of its officers and attorneys.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against our Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     [None.]

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities have never been quoted in the over-the-counter market, or elsewhere.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was 107.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.
                                     [None.]


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have had no activity in 1999 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no need of additional funds during the next twelve months, from sources outside of our affiliates, to maintain our corporate franchise in the State of our incorporation, and to file periodic reports as required of Registrants under the 1934 Act.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.
                                    [ None.]

      (3)  EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.
                                     [None.]

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.
                                     [None.]

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 1999 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 1999, which were legal and accounting costs, in connection with our 1934 Registration.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 12 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     [None.]

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office December 9, 1998, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     Please see Item 7, Certain Relationships and Related Transactions for information about the other affiliates of this issuer.

     Pete Chandler, President/Director was born and raised in Northern Utah, where he received a Bachelor of Science Degree from Weber State University, in finance and business administrations. He also attended DeVry Institute of Technology in Phoenix Arizona, where he studied computer information and accounting systems. He serves as Director of Research & Finance, for Corporate Relations & Management, Inc., from August 1999 and presently. From February 1997 until August 1999, he served as financial markets liaison to Jordan Richards Associates. From October 1994 until October 1996, he was an investment consultant to Everen Securities. From January 1, 1994 to October 1994, he was an agent for New York Life Insurance Company. From August 1993 to December 1993, he was a sales and leasing representative for Freeway Oldsmobile, Cadillac, Mazda. Mr. Chandler is a Board Member of the Foster Care Citizens Board, appointed in 1995, and involved in its community service activities.

     Susan Sanchez, Secretary/Treasurer/Director, has been a self-employed provider of paralegal, secretarial and administrative services for the last five years, for various public and private corporate clients. During this time she had become familiar with corporate and securities filings, NASD compliance, and maintenance of corporate records and minutes.

     While there are no arrangements for the resignation of these directors, it is manifestly clear that they are nominees of Intrepid International, Ltd. (AIntrepid US@), the United States agency of Intrepid International, S. A., of Panama. It is to be expected that present management would continue in office until a business combination is effected and would retire in favor of new management at that time.

                        ITEM 10.  EXECUTIVE COMPENSATION.

     Each of the two Officer/Directors have been issued 5,000 new investment shares of stock, for present service and incentive purposes. No other compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. Each of the following "Other Affiliates" are affiliates of the Issuer, by reason of their respective affiliation with the Principal Shareholder. Mr. Sifford and Mr. James are officer-affiliates of
Intrepid,  and  Mr.  Stocker  is  United  States  Counsel  for  Intrepid.

Beneficial Owners (more than 5%) COMMON STOCK SHAREHOLDER   # SHARES       %
----------------------------------------------------------------------------
Intrepid International, S.A.
P. O. Box 8807                                             1,891,892   94.12
Panama City 5
Republic of Panama
----------------------------------------------------------------------------
subtotal principal shareholder                             1,891,892   94.12
----------------------------------------------------------------------------
J. Dan Sifford                                                   531    0.03
3131 South West Freeway, #42
Houston, TX  77098
----------------------------------------------------------------------------
Kirt W. James                                                  3,000    0.15
33481 Spinnaker
Dana Point CA 92629
----------------------------------------------------------------------------
Kirt W. James custodian                                         4500    0.22
for Jillian R. James
3842 Quail Hollow Drive
Salt Lake City, UT  84109
----------------------------------------------------------------------------
William Stocker Trustee                                         1500    0.07
The Johannes Michael Beelner Living Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
----------------------------------------------------------------------------
William Stocker Trustee                                         2562    0.13
The Osha Makai Smith Living Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
----------------------------------------------------------------------------
William Stocker/Boni Light TTEE                                 4500    0.22
The Fallowfield Family Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
----------------------------------------------------------------------------
Boni Light/William Stocker TTEE                                 1500    0.07
The Tommy Hawk Endowment Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
----------------------------------------------------------------------------
subtotal other affiliates                                     18,093    0.90
 TOTAL Other Affiliate Ownership                           1,909,985   95.02
============================================================================

             The Remainder of this Page is Intentionally left Blank

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant.

Ownership of Management Common Stock   Actual
Shareholder                            Ownership        %
---------------------------------------------------------
Pete Chandler President
430 4th Street                             5,000     0.25
Ogden UT 84404
---------------------------------------------------------
Susan Sanchez   Secretary/Treasurer
34155 Camino El Molino                     5,000     0.25
Capistrano Beach CA 92624
---------------------------------------------------------
All Officers and Directors as a Group     10,000     0.50
---------------------------------------------------------
Grand Total Shares                     2,010,000   100.00
Issued and Outstanding
=========================================================

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer. The Issuer is searching for a profitable business opportunity. The Issuer is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Issuer at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this issuer to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (A) THE PRINCIPAL SHAREHOLDER. Intrepid International, S. A. ("Intrepid") is the principal shareholder of this issuer. It was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, the Company broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Company sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Panama Company, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for the Company in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation.

     Intrepid has two distinct relationships with this Issuer. The Panama Company is the principal and controlling shareholder. The Nevada subsidiary is the principal financial service provider under contract with the Issuer. The following persons and their relationships to Intrepid are disclosed as follows:

     Laurencio Jaen O., an original incorporator who has served as President and Director of the Company since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Jaen was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the worlds largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Company, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panama with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panama with its partners and several of its associates holding or having held public office. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of the Company, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biographical information is found below.

      The officers, directors and controlling persons of Intrepid International, Ltd. (Nevada) ("Intrepid U.S.") are two individuals; Kirt W. James, and J. Dan Sifford, Jr.

     Kirt W. James, the President of Intrepid U.S., has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. During the past five years Mr. James has been involved in the valuation, sale and acquisition of numerous private businesses and planning for the entry of private corporations into the public market place.

     J. Dan Sifford, Jr., Secretary-Treasurer of Intrepid U.S., grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities, among them: Indiasa Securities Corporation, to structure the financing necessary to facilitate the transactions; Indiasa Aviation Corporation, to serve as an all cargo airline operating large cargo aircraft throughout Latin America; and Overseas Aviation Corporation, to buy, sell, lease and broker aircraft, and to provide services to Indiasa Aviation Corporation and to other airlines. Indiasa, which is the parent company of all the Panamanian companies formed by Mr. Sifford, operates, through its partially owned subsidiary, Robmar International, S. A., plants in Argentina and Brazil which produce high temperature, high pressure lubricants and sealants. For twelve years ending in 1982, it operated, through its partially owned subsidiaries Indiasa Aviation Corporation and Overseas Aviation Corporation, an all cargo airline based at Miami International Airport and serving points throughout Central and South America and Africa. In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean.

     (B)  OTHER  RELATIONSHIPS. Certain Trusts have been listed as affiliates in
Item 4 of this part, for the reason that the trustees are affiliates of the Issuer. In addition to those mentioned in paragraph (a) preceding, William Stocker, Special Securities Counsel to this Issuer, is also Counsel to the Principal Shareholder, and elects to be treated as, and is deemed to be, an affiliate of the Issuer.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.
                                     [None.]

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

--------------------------------------------------------------------------------
                                  Exhibit Index

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT
--------------------------------------------------------------------------------

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.

                                                                                                                     Page
Exhibit                                      Table Category  /  Description of Exhibit                             Number
                                     [3]   ARTICLES OF INCORPORATION AND BY-LAWS
-------------------------------------------------------------------------------------------------------------------------
3.1                                          ARTICLES OF INCORPORATION                                                 14
3.2                                          BY-LAWS                                                                   17
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------------
F-1                                      Audited Financial Statements for the years ended December 31, 1999, 1998      26
=========================================================================================================================

                 SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

      No annual report or proxy material has been sent to security holders.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


Dated:
                       _________/s/_________        _________/s/__________
                            Pete Chandler                   Susan Sanchez
                        President/Director          Secretary-Treasurer/Director

                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION

--------------------------------------------------------------------------------
                            ARTICLES OF INCORPORATION
                                       OF
                          SNOHOMISH EQUITY CORPORATION.
--------------------------------------------------------------------------------

     ARTICLE I. The name of the Corporation is SNOHOMISH EQUITY CORPORATION.

  ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

  ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.001)
per share, and no other class or classes of stock, for a total capitalization of
 $50,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

   ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

    ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directorsof not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

  ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

   ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, December 8, 1998.

                               ________/s/________
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   Exhibit 3.2

                                     BY-LAWS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     BY-LAWS
                                       OF
                          SNOHOMISH EQUITY CORPORATION.
                              A NEVADA CORPORATION
--------------------------------------------------------------------------------

                                    ARTICLE I
                                CORPORATE OFFICES


 The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

                          SECTION 1. PLACE OF MEETINGS

The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

                           SECTION 2. ANNUAL MEETINGS

The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the
      Board of Directors shall determin otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

                           SECTION 3. SPECIAL MEETINGS

 Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

                         SECTION 4. NOTICES OF MEETINGS

Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (l0) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing of Transfer Books or Fixing Record Date.

(a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20) days immediately preceding such meeting.

  (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitiled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

    (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescibed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

                             SECTION 5. VOTING LIST.

The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (l0) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten (l0) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

                               SECTION 6. QUORUM.

  At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

                               SECTION 7. PROXIES.

At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

                               SECTION 8. VOTING.

Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

                          SECTION 9. ORDER OF BUSINESS.

 The order of business at all meetings of the stockholders, shall be as follows:

                                  a.Roll Call.
                b.Proof of notice of meeting or waiver of notice.
                   c.Reading of minutes of preceding meeting.
                             d.Reports of Officers.
                            e.Reports of Committees.
                            f.Election of Directors.
                             g.Unfinished Business.
                                 h.New Business.


                  SECTION 10. INFORMAL ACTION BY STOCKHOLDERS.

Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

                         SECTION 11. BOOKS AND RECORDS.

The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


                                   ARTICLE III
                               BOARD OF DIRECTORS

                           SECTION 1. GENERAL POWERS.

   The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

                 SECTION 2. NUMBER, TENURE, AND QUALIFICATIONS.

 The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of
 Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

                          SECTION 3. REGULAR MEETINGS.

A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

                          SECTION 4. SPECIAL MEETINGS.

    Special meetings of the directors may be called by or at the request of the president or any two directors.The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

                               SECTION 5. NOTICE.

Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

                               SECTION 6. QUORUM.

At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

                          SECTION 7. MANNER OF ACTING.

The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

              SECTION 8. NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

      Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

                        SECTION 9. REMOVAL OF DIRECTORS.

Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

                            SECTION 10. RESIGNATION.

   A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

                            SECTION 11. COMPENSATION.

No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

                   SECTION 12. EXECUTIVE AND OTHER COMMITTEES.

    The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors.
          Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


                               SECTION 1. NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

                     SECTION 2. ELECTION AND TERM OF OFFICE.

The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

                               SECTION 3. REMOVAL.

Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

                              SECTION 4. VACANCIES.

A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

                              SECTION 5. PRESIDENT.

 The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

                        SECTION 6. CHAIRMAN OF THE BOARD.

    In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

                              SECTION 7. SECRETARY.

The secretary shall keep the minutes of the stockholders' and of the directors'
  meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

                              SECTION 8. TREASURER.

 If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

                              SECTION 9. SALARIES.

  The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

                              SECTION 1. CONTRACTS.

 The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

                                SECTION 2. LOANS.

  No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

                         SECTION 3. CHECKS, DRAFTS, ETC.

    All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

                              SECTION 4. DEPOSITS.

All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                                   ARTICLE VI
                                   FISCAL YEAR

The fiscal year of the corporation shall begin on the lst day of January in each year, or on such other day as the Board of Directors shall fix.

                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

   The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                   ARTICLE IX
                                WAIVER OF NOTICE

Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                    ARTICLE X
                                   AMENDMENTS

These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

  THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said
                    Corporation on the date set forth below.

                      EXECUTED, this day of March 1, 1999.


                                _______/s/_______
                                  Susan Sanchez

--------------------------------------------------------------------------------
                                   Exhibit F-1
                          Audited Financial Statements
                    for years ending December 31, 1999, 1998
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

     C  O  N  T  E  N  T  S

Independent  Auditors  Report          31
Balance  Sheets                        32
Statements  of  Operations             33
Statements  of  Stockholders  Equity   34
Statements  of  Cash  Flows            35
Notes  to  the  Financial  Statements  36-37

                          INDEPENDENT AUDITOR S REPORT

To the Board of Directors and Stockholders of Snohomish Equity Corporation

We have audited the accompanying balance sheets of Snohomish Equity Corporation (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flows for the years then ended and from inception on April 8, 1992 through December 31, 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snohomish Equity Corporation (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the three months ended and the years then ended and from inception on April 8, 1992 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__________/s/_________
Salt  Lake  City,  Utah
March  27,  2000

                          Snohomish Equity Corporation
                          (a development Stage Company)
                                Balance  Sheets
                                                       December 31,
                                                      1999      1998
---------------------------------------------------------------------
ASSETS
Current Assets
Cash                                         $           0   $     0
Total Current Assets                                     0         0
Total Assets                                 $           0   $     0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    16,681         0
Total Current Liabilities                           16,681         0
Stockholders' Equity
Common Stock, authorized
50,000,000 shares of $.001 par value
2,010,000, 2,010,000 and 2,000,000
shares issued and outstanding, respectively          2,010     2,010
Additional Paid in Capital                           6,990     6,990
Deficit Accumulated During the
Development Stage                                  (25,681)   (9,000)
=====================================================================
Total Stockholders' Equity                               0         0
=====================================================================
Total Liabilities and Stockholders' Equity   $           0   $     0

The accompanying notes are an integral  part of these financial statements

                          Snohomish Equity Corporation
                          (a development Stage Company)
                            Statements of Operations

                                                                           Deficit
                                                                         Accumulated
                                                     For the years        During the
                                                   ended December 31,    Development
                                                     1999         1998      Stage
-------------------------------------------------------------------------------------
Revenues:                             $                 0   $        0  $          0
Expenses:
General & Administrative                          (16,681)           0       (25,681)
Total Expenses                                    (16,681)           0       (25,681)
Net (Loss)                                       ($16,681)  $        0      ($25,681)
Net Loss Per share                                ($0.008)  $        0       ($0.013)
Weighted Average shares outstanding             2,010,000    2,010,000     2,045,593

    The accompanying notes are an integral part of these financial statements

                          Snohomish Equity Corporation
                          (a development Stage Company)
                        Statement of Stockholders' Equity




                                                                                     Deficit
                                                                  Additional       Accumulated
                                                                    Paid-in         During the
                                         Common Stock              Capital         Development
                                     Shares        Amount    (Discount on Stock)      Stage
-----------------------------------------------------------------------------------------------
Balance at beginning of development
stage - April 8, 1992                   2,000,000  $ 2,000  $              6,000  $          0
Net Loss December 31, 1992                      0        0                     0        (8,000)
Balance December 31, 1992               2,000,000    2,000                 6,000        (8,000)
Net Loss December 31, 1993                      0        0                     0             0
Balance December 31, 1993               2,000,000    2,000                 6,000        (8,000)
Net Loss December 31, 1994                      0        0                     0             0
Balance December 31, 1994               2,000,000    2,000                 6,000        (8,000)
Net Loss December 31, 1995                      0        0                     0             0
Balance December 31, 1995               2,000,000    2,000                 6,000        (8,000)
Net Loss December 31, 1996                      0        0                     0             0
Balance December 31, 1996               2,000,000    2,000                 6,000        (8,000)
Net Loss December 31, 1997                      0        0                     0             0
Balance December 31, 1997               2,000,000    2,000                 6,000        (8,000)
Common Stock issued for services           10,000       10                   990             0
Net Loss December 31, 1998                      0        0                     0        (1,000)
Balance December 31, 1998               2,010,000    2,010                 6,990        (9,000)
Net Loss December 31, 1999                      0        0                     0       (16,681)
Balance December 31, 1999               2,010,000  $ 2,010  $              6,990      ($25,681)

    The accompanying notes are an integral part of these financial statements

                          Snohomish Equity Corporation
                          (a development Stage Company)
                             Statement of Cash Flows



                                                                  From Inception
                                                                          on
                                             For the Years           8-Apr-1992
                                                  ended                 through
                                                December 31,           March 31,
                                              1997       1996              1999
--------------------------------------------------------------------------------
Cash Flows from Operating
Activities
Net Loss                                  ($16,681)   ($1,000)         ($25,681)
Adjustments to reconcile
netl loss to net cash
provided by operations
Accounts Payable                            16,681          0            16,681
Shares issued for services                       0      1,000             1,000
Net Cash Flows used in
Operating Activities                             0          0            (8,000)
Cash Flows from Investment
Activities:                                      0          0                 0
Cash Flows from financing
Activities
Stock issued for cash                            0          0             8,000
Net increase (decrease) in cash                  0          0                 0
Cash, beginning of year                          0          0                 0
Cash, end of year                   $            0   $      0   $             0
Supplemental Cash Flow Information
Cash Paid for:
Interest                            $            0   $      0   $             0
Taxes                               $            0   $      0   $             0

    The accompanying notes are an integral part of these financial statements

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

          Snohomish Equity Corporation is a Texas corporation organized on April 8, 1992 under the name of Snohomish Equity Group, Inc., for the purpose of seeking out one or more potential business ventures. The Company was formally reorganized in the State of Nevada on December 8, 1998.

     b.  Accounting  Method

          The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash  and  Cash  Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $25,681 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

          Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                                             December  31,
                                                   1999               1998
--------------------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrry forward                       $   3,852     $   3,060
     Valuation  allowance                            (3,852)       (3,060)
--------------------------------------------------------------------------
     Total                                        $     -0-     $      -0-

NOTE  2  -  Going  Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management s plan to raise additional funds to begin its intended operations, or find an operating company to merge with.

     The  accompanying  notes are an integral part of these financial statements

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                           December 31, 1999 and 1998

NOTE  3  -  Development  Stage  Company

          The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Stockholders  Equity

          In April 1992, 2,000,000 shares of common stock were issued in exchange for cash of $8,000.

          In January 1998, 10,000 shares of common stock were issued to officers in exchange for services valued at $1,000.