Form 10QSB
period 2000-03-31
SNOHOMISH EQUITY CORP
filed 2000-04-26
CIK 1087026

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934


                      For the Quarter ended March 31, 2000

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

As of March 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,010,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-1 for the three months ended March 31, 2000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 1999 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 1999, which were legal and accounting costs, in connection with our 1934 Registration.


--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None.

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-1 for the three months ended March 31, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March  31,  2000

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


/S/                         /S/
Pete Chandler               Susan Sanchez
President/Director          Secretary-Treasurer/Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                         March 31,    December 31,
                                                       -----------  --------------
                                                             1998            1997
                                                       -----------  --------------
CURRENT ASSETS
Total Current Assets                                   $        0   $           0
TOTAL CURRENT ASSETS                                          -0-             -0-
                                                       -----------  --------------
TOTAL ASSETS                                           $        0   $           0
                                                       ===========  ==============
LIABILITIES
Account payable                                            21,026          16,681
                                                       -----------  --------------
TOTAL LIABILITIES                                          21,026          16,681
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 2,000,000 shares
   and 2,010,000 shares                                     2,010           2,010
Additional Paid In Capital                                  6,990           6,990
Accumulated Surplus (Deficit)                             (30,026)        (25,681)
                                                       -----------  --------------
Total Stockholders' Equity                                (21,026)        (16,681)
                                                       -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        0   $           0
                                                       ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                            STATEMENTS OF OPERATIONS
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                     March 31,               December 31,
                                     ----------
Revenues                                  2000        1999           1999
                                     ----------  ----------  ------------
Expenses; General & Administrative         -0-         -0-            -0-
                                     ----------  ----------  ------------
Net Loss from Operations                (4,345)     (2,175)           -0-
                                     ----------  ----------  ------------
Net Income (Loss)                       (4,345)     (2,175)        16,681
Gain (Loss) per Share                   (4,345)     (2,175)        16,681
                                     ==========  ==========  ============
Weighted Average                       (.00216)    (.00108)        .00830
                                     ==========  ==========  ============
    Shares Outstanding
                                     2,010,000   2,010,000      2,010,000
                                     ==========  ==========  ============

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
 For the period from inception of the Development Stage on April 8, 1992 through
                               December 31, 1992,
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                       Additional  Accumulated   Total Stock-
                                     Common     Par    Paid-In     Equity        holders' Equity
                                     Stock      Value  Capital        (Deficit)         (Deficit)
                                     ---------  -----  ----------  ------------  ----------------
Balance on April 8, 1992             2,000,000  2,000       6,000            0              8,000
Net Loss during the fiscal year
ended December 31, 1992                      0      0           0       (1,170)                 0
Balance at December 31, 1992         2,000,000  2,000       6,000       (1,170)             6,830
Net Loss during the fiscal year
ended December 31, 1993                      0      0           0       (1,600)                 0
Balance at December 31, 1993         2,000,000  2,000       6,000       (2,770)             5,230
Net Loss during the fiscal year
ended December 31, 1994                      0      0           0       (1,600)                 0
Balance at December 31, 1994         2,000,000  2,000       6,000       (4,370)             3,630
Net Loss during the fiscal year
ended December 31, 1995                      0      0           0       (1,600)                 0
Balance at December 31, 1995         2,000,000  2,000       6,000       (5,970)             2,030
Net Loss during the fiscal year
ended December 31, 1996                      0      0           0       (1,600)                 0
Balance at December 31, 1996         2,000,000  2,000       6,000       (7,570)               430
Net Loss during the fiscal year
ended December 31, 1997                      0      0           0         (430)                 0
Balance at December 31, 1997         2,000,000  2,000       6,000       (8,000)                 0
Shares issued for services rendered     10,000     10         990            0                  0
Net Loss during the fiscal year
ended December 31, 1998                      0      0           0       (1,000)                 0
Balance at December 31, 1998         2,010,000  2,010       6,990       (9,000)                 0
Net Loss during the fiscal year
ended December 31, 1999                      0      0           0      (16,681)                 0
Balance at December 31, 1999         2,010,000  2,010       6,990      (25,681)            16,681
Net Loss during the period
ended March 31, 2000                         0      0           0       (4,345)                 0
Balance at March 31, 2000            2,010,000  2,010       6,990      (30,026)            21,026

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                            March 31,               December 31,
                                                           -----------
                                                                 2000       1999            1999
                                                           -----------  ---------  --------------
Operating Activities
Net Income (Loss)              Net Income (Loss)
                                                              ($4,345)   ($2,175)       ($16,681)
Cash (used) in operations      Cash (used) in operations
                                                               (4,345)       -0-         (16,681)
                                                           -----------  ---------  --------------
Net Cash from Operations
                                                               (4,345)       -0-         (16,681)
Financing activities:
Increase in accounts payable
                                                                4,345      2,175          16,681
Cash at beginning of Period
                                                                  -0-        -0-             -0-
Increase (Decrease) in Cash
                                                                  -0-        -0-             -0-
Cash at End of Period
                                                           $        0   $      0   $           0
                                                           ===========  =========  ==============

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 1999
                  and the periods ended March 31, 1999 and 2000

1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     This Corporation was first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc. for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company. On or about April 27, 1992, the company made its initial issuance of 2,000,000 shares of common stock to a single founders' group of six related founders, for cash. During 1998, the company issued 10,000 shares in exchange for services. The Issuer has made no further issuances to date, and the total issued and outstanding shares of common stock remains 2,010,000 shares as of the date of this report. During 1992, the various Founders made private gifts of stock to family members and friends, totaling 108,108 shares: 27,093 to ten affiliates (six of whom remain affiliates); and 81,015 shares to a total of 94 non-affiliate shareholders. On or about April 29, 1992, the Company having caused incorporation of a wholly-owned subsidiary, Snohomish Capital Corporation, the Company authorized a stock dividend by which the ownership of that subsisidairy would have been spun off to shareholders, but that dividend/spin-off was abandoned and never consummated, and the former subsidiary corporation expired without action, pursuant to the laws of Texas. The shares of the Company's common stock have never traded, over the counter or otherwise. This Company's predecessor remained dormant and inactive from 1993 to the present, its charter expiring in due course, pursuant to laws of Texas. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panam Corporation. As of that time, there were 107,108 shares issued and outstanding to persons who were and are (with some exceptions) non-affiliate shareholders. On or about January 1, 1998 the Issuer authorized the Issuance of an additional 10,000 shares to its present officers. The Company was formally reorganized in the State of Nevada on December 8, 1998, for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company.


2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The Company's proposed fiscal year end for accounting and tax purposes is December 31.

(c)     ORGANIZATION  COSTS

     The Company incurred $8,000 of organization costs in 1992. These costs, which were paid by shareholders of the Company and which were exchanged for 2,000,000 shares of common stock having a par value of $2,000 and $6,000 in services, totalling $8,000, which were amortized on a straight line method over a 60 month period. These costs will be recovered only if the Company is able to generate a positive cash flow from operations.

Snohomish  Equity  Corporation
Notes  to  Financial  Statements
for  the  fiscal  year  ended  December  31,  1999
and  the  periods  ended  March  31,  1999  and  2000
continued

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

5-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In April 1993, 2,000,000 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $8,000. In January 1998, 10,000 shares of Common Stock, were issued in exchange for services which management valued at $1,000.