Form 10QSB
period 2000-06-30
SNOHOMISH EQUITY CORP
filed 2000-08-03
CIK 1087026

--------------------------------------------------------------------------------
                                  PETE CHANDLER
                                    PRESIDENT
                             219 Broadway, Suite 261
                             Laguna Beach, CA 92651
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934


                       For the Quarter ended June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,010,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit      FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have had no activity in 2000 except for the Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We have now begun our search for an acquisition.

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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 2000 except for the Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 2000, which were legal and accounting costs, in connection with our 1934 Registration.



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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None.


                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit      FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  30,  2000

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)

                     by:
/S/Pete Chandler          /S/Susan Sanchez
   Pete  Chandler            Susan  C.  Sanchez
   President/Director        Secretary-Treasurer/Director

--------------------------------------------------------------------------------

                             EXHIBIT EXHIBIT 00-QF2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                   And for the six months ended June 30, 2000

                                                          June 30,    December 31,
                                                            2000          1999
----------------------------------------------------------------------------------

    ASSETS
CURRENT ASSETS
Total Current Assets. . . . . . . . . . . . . . . . .          0               0
                                                      ---------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .          0               0
                                                      ---------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $       0   $           0
                                                      ===========================
    LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Account payable . . . . . . . . . . . . . . . . . . .     21,781          16,681
                                                      ---------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .     21,781          16,681
                                                      ===========================
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 2,010,000 shares
   and 2,010,000 shares . . . . . . . . . . . . . . .      2,010           2,010
Additional Paid In Capital. . . . . . . . . . . . . .      6,990           6,990
Accumulated Surplus (Deficit) . . . . . . . . . . . .    (30,781)        (25,681)
                                                      ---------------------------
Total Stockholders' Equity. . . . . . . . . . . . . .   ($21,781)       ($16,681)
                                                      ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $       0   $           0
                                                      ===========================

   The accompanying notes are an integral part of these financial statements.

                           SNOHOMISH EQUITY COPORATION
                            STATEMENTS OF OPERATIONS
                  For the periods ended June 30, 1999 and 2000

                                                                    Inception on
                                                                       April 8,
                                                                     1992 through
                                                     June 30,.         June 30,
                                                2000         1999       2000
--------------------------------------------------------------------------------
  Revenues. . . . . . . . . . . . . .  $           0   $        0   $        0

  Expenses; General & Administrative.         (5,100)      (2,175)     (30,781)
                                       --------------  -----------  ------------
  Net Loss from Operations. . . . . .         (5,100)      (2,175)     (30,781)
                                       --------------  -----------  ------------
  Net Income (Loss) . . . . . . . . .        ($5,100)     ($2,175)    ($30,781)
                                       --------------  -----------  ------------
  Gain (Loss) per Share . . . . . . .      ($0.00254)   ($0.00108)   ($0.01531)

  Weighted Average
      Shares Outstanding. . . . . . .      2,010,000    2,010,000    2,010,000
                                       ==============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SNOHOMISH EQUITY COPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  For the periods ended June 30, 1999 and 2000

                                                                             From
                                                                        Inception on
                                                                           April 8,
                                                                         1992 through
                                                             June 30,. . .  June 30,
                                                          2000      1999      2000
-----------------------------------------------------------------------------------
  Operating Activities
  Net Income (Loss) . . . . . . .  . . . . . . . . . .  (5,100)   (2,175)  (30,781)
                                                       ----------------------------
    Increase in accounts payable. . . . . . . . . . . .  5,100         0    21,781
    Shares issued for services. .  . . . . . . . . . . . .   0         0     1,000
    Cash (used) in operations . . . . . . . . . . . . . . .  0    (2,175)   (8,000)
                                                       ----------------------------
  Net Cash from Operations. . . .  . . . . . . . . . . . .   0         0    (8,000)
                                                       ----------------------------
  Financing activities:
  Stock issued for cash . . . . . . . . . . . . . . . . . .  0     2,175     8,000
                                                       ----------------------------
  Cash at beginning of Period . .  . . . . . . . . . . . . . 0         0         0
  Increase (Decrease) in Cash . .  . . . . . . . . . . . . . 0         0         0
                                                       ----------------------------
  Cash at End of Period . . . . . . . . . . . . . . .  $     0   $     0   $     0
                                                       ============================

   The accompanying notes are an integral part of these financial statements.

                           SNOHOMISH EQUITY COPORATION
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
 For the period from inception of the Development Stage on April 8, 1992 through
                               December 31, 1992,
            For the fiscal years ended December 31, 1993 through 1999
                     And for the period ended June 30, 2000

                                                               Additional    Accumulated     Total Stock-
                                     Common       Par           Paid-In        Equity      holders' Equity
                                      Stock        Value         Capital         (Deficit)      (Deficit)
Balance on April 8, 1992. . . . . .  $ 2,000,000  $      2,000  $       6,000  $       0   $          8,000
Net Loss during the fiscal year
ended December 31, 1992 . . . . . .            0             0              0     (1,170)                 0
Balance at December 31, 1992. . . .    2,000,000         2,000          6,000     (1,170)             6,830
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1993 . . . . . .            0             0              0     (1,600)                 0
Balance at December 31, 1993. . . .    2,000,000         2,000          6,000     (2,770)             5,230
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1994 . . . . . .            0             0              0     (1,600)                 0
Balance at December 31, 1994. . . .    2,000,000         2,000          6,000     (4,370)             3,630
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1995 . . . . . .            0             0              0     (1,600)                 0
Balance at December 31, 1995. . . .    2,000,000         2,000          6,000     (5,970)             2,030
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1996 . . . . . .            0             0              0     (1,600)                 0
Balance at December 31, 1996. . . .    2,000,000         2,000          6,000     (7,570)               430
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1997 . . . . . .            0             0              0       (430)                 0
Balance at December 31, 1997. . . .    2,000,000         2,000          6,000     (8,000)                 0
                                     -----------  ------------  -------------  ----------  -----------------
Shares issued for services rendered       10,000            10            990          0                  0
Net Loss during the fiscal year
ended December 31, 1998 . . . . . .            0             0              0     (1,000)                 0
Balance at December 31, 1998. . . .    2,010,000         2,010          6,990     (9,000)                 0
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1999 . . . . . .            0             0              0    (16,681)                 0
Balance at December 31, 1999. . . .    2,010,000         2,010          6,990    (25,681)           (16,681)
                                     -----------  ------------  -------------  ----------  -----------------
Net Loss during the period
ended June 30, 2000 . . . . . . . .            0             0              0     (5,100)                 0
Balance at June 30, 2000. . . . . .    2,010,000         2,010          6,990    (30,781)           (21,781)
                                     -----------  ------------  -------------  ----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 1999
                  and the periods ended June 30, 1999 and 2000



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

                          Snohomish Equity Corporation
                          Notes to Financial Statements
                   for the fiscal year ended December 31, 1999
                  and the periods ended June 30, 1999 and 2000
                                    continued

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