Form 10QSB/A
period 2000-06-30
SNOHOMISH EQUITY CORP
filed 2000-09-25
CIK 1087026

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                          Snohomish Equity Corporation
                 219 Broadway, Suite 261, Laguna Beach CA 92651
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


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

                                 UNNUMBERED ITEM

     This Amended 10-QSB-A1 is filed for the purpose of disclosing the minor corrections to unaudited financial statements for the period ended June 30, 2000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                         FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 2000 except for the Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 2000, which were legal and accounting costs, in connection with our 1934 Act Registration.



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


                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  September  22,  2000

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


/S/Pete Chandler                                 /S/Susan C. Sanchez
   Pete  Chandler                                   Susan  C.  Sanchez
   President/Director                               Secretary-Treasurer/Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00-QF2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                                 BALANCE SHEETS
                   For the fiscal year ended December 31, 1999
                   And for the six months ended June 30, 2000

                                                          June 30,
                                                            2000       December 31,
                                                        (Unaudited)        1999
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Total Current Assets. . . . . . . . . . . . . . . . .  $       0   $           0

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .          0               0
---------------------------------------------------------------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $       0   $           0
=================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY



LIABILITIES

Account payable . . . . . . . . . . . . . . . . . . .     21,781          16,681
---------------------------------------------------------------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .     21,781          16,681

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 2,010,000 shares
   and 2,010,000 shares . . . . . . . . . . . . . . .      2,010           2,010

Additional Paid In Capital. . . . . . . . . . . . . .      6,990           6,990

Accumulated Surplus (Deficit) . . . . . . . . . . . .    (30,781)        (25,681)
---------------------------------------------------------------------------------
Total Stockholders' Equity. . . . . . . . . . . . . .    (21,781)        (16,681)
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $       0   $           0
=================================================================================

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             June 30, 1999 and 2000

                                                                                              From
                                                                                          Inception on
                                From April    From April     From January    From January    April 8,
                                1, 2000 to.   1, 1999 to      1, 2000 to      1, 1999 to  1992 through
                                  June 30,      June 30,        June 30,        June 30,    June 30,
                                    2000          1999            2000            1999        2000
----------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $           0   $         0   $           0   $           0   $        0
----------------------------------------------------------------------------------------------------
Net Loss from Operations.          2,822         4,404           7,167           6,604      116,717

Net Income (Loss) . . . .        ($2,822)      ($4,404)        ($7,167)        ($6,604)   ($116,717)
====================================================================================================
Loss per Share. . . . . .  $    (0.00140)  $  (0.00219)  $    (0.00357)  $    (0.00329)  $ (0.05829)
====================================================================================================
Weighted Average
    Shares Outstanding. .      2,010,000     2,010,000       2,010,000       2,010,000    2,002,500
====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  For the periods ended June 30, 1999 and 2000

                                                               From
                                                           Inception on
                                                             April 8,
                                                           1992 through
                                            June 30,         June 30,
                                        2000       1999        2000
---------------------------------------------------------------------

Operating Activities

Net Income (Loss) . . . . . .        ($5,100)   ($2,175)   ($30,781)
Increase in accounts payable.          5,100          0      21,781
Shares issued for services. .              0          0       1,000
--------------------------------------------------------------------
Cash (used) in operations . .              0     (2,175)     (8,000)

Net Cash from Operations. . .              0          0      (8,000)
--------------------------------------------------------------------
Financing activities:

Stock issued for cash . . . .              0       2175        8000

Cash at beginning of Period .              0          0           0

Increase (Decrease) in Cash .              0          0           0

Cash at End of Period . . . .  $           0   $      0   $       0
====================================================================

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

                                                              Additional       Accumulated       Total Stock-
                                     Common        Par          Paid-In          Equity         holders' Equity
                                      Stock       Value         Capital          (Deficit)         (Deficit)
---------------------------------------------------------------------------------------------------------------
Balance on April 8, 1992. . . . . .   2,000,000  $      2,000  $       6,000   $       0   $          8,000

Net Loss during the fiscal year
ended December 31, 1992 . . . . . .           0             0              0      (1,170)                 0

Balance at December 31, 1992. . . .   2,000,000         2,000          6,000      (1,170)             6,830
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1993 . . . . . .           0             0              0      (1,600)                 0

Balance at December 31, 1993. . . .   2,000,000         2,000          6,000      (2,770)             5,230
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1994 . . . . . .           0             0              0      (1,600)                 0

Balance at December 31, 1994. . . .   2,000,000         2,000          6,000      (4,370)             3,630
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1995 . . . . . .           0             0              0      (1,600)                 0

Balance at December 31, 1995. . . .   2,000,000         2,000          6,000      (5,970)             2,030
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1996 . . . . . .           0             0              0      (1,600)                 0

Balance at December 31, 1996. . . .   2,000,000         2,000          6,000      (7,570)               430
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1997 . . . . . .           0             0              0        (430)                 0

Balance at December 31, 1997. . . .   2,000,000         2,000          6,000      (8,000)                 0
                                     ----------  ------------  --------------  ----------  -----------------
Shares issued for services rendered      10,000            10            990

Net Loss during the fiscal year
ended December 31, 1998 . . . . . .           0             0              0      (1,000)                 0

Balance at December 31, 1998. . . .   2,010,000         2,010          6,990      (9,000)                 0
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the fiscal year
ended December 31, 1999 . . . . . .           0             0              0     (16,681)                 0

Balance at December 31, 1999. . . .   2,010,000         2,010          6,990     (25,681)           (16,681)
                                     ----------  ------------  --------------  ----------  -----------------
Net Loss during the period
ended June 30, 2000 . . . . . . . .           0             0              0      (5,100)                 0

Balance at June 30, 2000. . . . . .   2,010,000         2,010          6,990     (30,781)           (21,781)
                                     ----------  ------------  --------------  ----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 1999
                  and the periods ended June 30, 1999 and 2000



NOTES  TO  FINANCIAL  STATEMENTS

Snohomish Equity Group, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.