Form 10QSB
period 2000-09-30
SNOHOMISH EQUITY CORP
filed 2000-10-30
CIK 1087026

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                          Snohomish Equity Corporation
                 219 Broadway, Suite 261, Laguna Beach, CA 92651
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                    For the Quarter ended September 30, 2000

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

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     8,380,100

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 8,380,100.


                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------

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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 1999 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 1999 and 2000, which were legal and accounting costs, in connection with our 1934 Registration.

 (C)  SELECTED  FINANCIAL  INFORMATION.

Balance Sheet. .  September 30, 2000   December 31, 1999
---------------------------------------------------------
Cash . . . . . .  $                 0  $                0
Other. . . . . .                    0                   0
Total Assets . .                    0                   0
=========================================================
Accounts Payable               16,643              16,681
Other. . . . . .                    0                   0
=========================================================
 Total Liabilities             16,643              16,681


                               Inception
THIRD QUARTER                                                                          May 19,
                                                                                         1999
                                                                                          to
Operations.                                July 1 to Sept 30       April 1 to Sept 30   Sept 30
                                        2000                 1999      2000     1999      2000
-----------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .                  0                    0         0        0         0
 Total Revenues . . . . .                  0                    0         0        0         0
General & Administrative.              7,138                2,175    15,467    2,175    41,148
 Total Expenses . . . . .              7,138                2,175    15,467    2,175    41,148
Net (Loss). . . . . . . .             (7,138)              (2,175)  (15,467)  (2,175)  (41,148)

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  September  30,  2000

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


/S/Pete Chandler          /S/Susan Sanchez
   Pete  Chandler            Susan  Sanchez
   President/Director        Secretary-Treasurer/Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-3

                         UN-AUDITED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                              AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                                 BALANCE SHEETS
                  For the fiscal years ended December 31, 1999
                   And for the period ended September 30, 2000

                                                       September 30,    December 31,
                                                            2000            1999
                                                        (Unaudited)
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Total Current Assets. . . . . . . . . . . . . . . . .  $       17,494   $           0
                                                       --------------   --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .          17,494               0
                                                       ==============   ==============

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $       17,494   $           0

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Account payable . . . . . . . . . . . . . . . . . . .          16,643          16,681
                                                       --------------   --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .          16,643          16,681

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 2,010,000 shares
   and 8,380,100 shares . . . . . . . . . . . . . . .           8,380           2,010

Additional Paid In Capital. . . . . . . . . . . . . .          33,619           6,990

Accumulated Surplus (Deficit) . . . . . . . . . . . .         (41,148)        (25,681)
                                                       --------------   --------------
Total Stockholders' Equity. . . . . . . . . . . . . .             851         (16,681)
                                                       --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $       17,494   $           0
                                                       ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                                  From
                                                                                              Inception on
                               From July        From July      From January      From January     April 8,
                              1, 2000 to.      1, 1999 to       1, 2000 to       1, 1999 to   1992 through
                             September 30,    September 30,    September 30,    September 30, September 30,
                                 2000             1999             2000             1999         2000
----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $            0   $            0   $            0   $            0   $        0
                           --------------   --------------   --------------   --------------   -----------
Net Loss from Operations.           7,138            2,175           15,467            2,175       41,148

Net Income (Loss) . . . .         ($7,138)         ($2,175)        ($15,467)         ($2,175)    ($41,148)
                           ==============   ===============  ===============  ===============  ===========
Loss per Share. . . . . .  $     (0.00120)  $     (0.00108)  $     (0.00464)  $     (0.00108)  $ (0.02054)
                           ==============   ===============  ===============  ===============  ===========
Weighted Average
    Shares Outstanding. .       5,970,300        2,010,000        3,330,100        2,010,000    2,003,500
                           ==============   ===============  ===============  ===============  ===========

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
 For the period from inception of the Development Stage on April 8, 1992 through
                               December 31, 1992,
            For the fiscal year ended December 31, 1993 through 1999
                   And for the period ended September 30, 2000

                                     Additional  Accumulated   Total Stock-
                                     Common      Par           Paid-In        Equity      holders' Equity
                                     Stock       Value         Capital         (Deficit)         (Deficit)
----------------------------------------------------------------------------------------------------------
Balance on April 8, 1992. . . . . .   2,000,000  $      2,000  $       6,000  $       0         $   8,000

Net Loss during the period. . . . .           0             0              0     (1,170)                0

Balance at December 31, 1992. . . .   2,000,000         2,000          6,000     (1,170)            6,830
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0     (1,600)                0

Balance at December 31, 1993. . . .   2,000,000         2,000          6,000     (2,770)            5,230
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0     (1,600)                0

Balance at December 31, 1994. . . .   2,000,000         2,000          6,000     (4,370)            3,630
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0     (1,600)                0

Balance at December 31, 1995. . . .   2,000,000         2,000          6,000     (5,970)            2,030
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0     (1,600)                0

Balance at December 31, 1996. . . .   2,000,000         2,000          6,000     (7,570)              430
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0       (430)                0

Balance at December 31, 1997. . . .   2,000,000         2,000          6,000     (8,000)                0
                                     ----------  ------------  -------------  ----------  ----------------

Shares issued for services rendered      10,000            10            990          0                 0

Net Loss during the period. . . . .           0             0              0     (1,000)                0

Balance at December 31, 1998. . . .   2,010,000         2,010          6,990     (9,000)                0
                                     ----------  ------------  -------------  ----------  ----------------

Net Loss during the period. . . . .           0             0              0    (16,681)                0

Balance at December 31, 1999. . . .   2,010,000         2,010          6,990    (25,681)          (16,681)
                                     ----------  ------------  -------------  ----------  ----------------

Shares issued for services rendered   1,550,500         1,551         13,954          0                 0

Shares issued in acquisition of
     wholly owned subsidiary. . . .   4,819,600         4,820         12,675          0                 0

Net Loss during the period. . . . .           0             0              0    (15,467)                0

Balance at September 30, 2000 . . .   8,380,100         8,380         33,619    (41,148)              851
                                     ----------  ------------  -------------  ----------  ----------------

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                For the periods ended September 30, 1999 and 2000

                                                                           From
                                                                       Inception on
                                                                         April 8,
                                                                      1992 through
                                                       September 30,  September 30,
                                                      2000       1999        2000
----------------------------------------------------------------------------------
Operating Activities
Net Income (Loss) . . . . . . . . . . . . .       ($15,467)   ($2,175)   ($41,148)
Increase (decrease) in accounts payable . .            (38)         0      16,643
Shares issued for services. . . . . . . . .              0          0       1,000
                                             -------------   --------   ----------
Cash (used) in operations . . . . . . . . .        (15,505)    (2,175)    (23,505)
                                             -------------   --------   ----------
Net Cash from Operations. . . . . . . . . .        (15,505)         0     (23,505)

Financing activities:

Stock issued for cash . . . . . . . . . . .         15,505      2,175      23,505

Cash acquired in acquisition of subsidiary.         17,494          0      17,494

Cash at beginning of Period . . . . . . . .            -0-          0           0

Increase (Decrease) in Cash . . . . . . . .         17,494          0      17,494

Cash at End of Period . . . . . . . . . . .  $      17,494   $      0   $  17,494
                                             =============   ========   ==========

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 1999
                and the periods ended September 30, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

Snohomish Equity Group, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

ACQUISITION  OF  SUBSIDIARY

During August, 2000 the Board of Directors approved the acquisition of 2Kclubs.com a Nevada Corporation engaged in the manufacture of golf clubs. The Company acquired 100% of the issued and outstanding shares of 2Kclubs.com in exchange for 4,819,600 common shares of the Company which were valued by management at $17,494.

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