Form 10KSB
period 2000-12-31
SNOHOMISH EQUITY CORP
filed 2001-04-24
CIK 1087026

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               [X]  ANNUAL REPORT
          PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26249

                      for the year ended December 31, 2000

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

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:    3,560,500

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/00:

     the aggregate market value of shares held by non-affiliates was approximately $0 based upon the closing price of $0 per share at December 29, 2000.

     the number of shares outstanding of the Registrant's Common Stock was 3,560,500

                        Exhibit Index is found on page 13

                                     PART I


                                  INTRODUCTION

     We became a reporting company voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called OTCBB . Our common stock is not presently quoted on the OTCBB or elsewhere and had never traded in brokerage transaction. We do intend to report and provide disclosure voluntarily, and will continue to file periodic reports even in the event that our obligation to file such reports is excused or suspended under the Exchange Act.

     Our corporation may be the subject of a Reverse Acquisition . A reverse acquisition is the acquisition of a private ( Target ) company by a public ( Issuer ) company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and to potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Issuer for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition as disclosed in this Report.


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. We were first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc. for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of our Company. On or about April 27, 1992, we made our initial issuance of 2,000,000 shares of common stock to a single founders' group of six related founders, for cash. We made no further issuances until after our revival in 1999, and the total issued and outstanding shares of common stock stood at 2,000,000 shares until shortly before the date of this report. During 1992, the various Founders made private gifts of stock to family members and friends, totaling 108,108 shares: 27,093 to ten affiliates (six of whom remain affiliates); and 81,015 shares to a total of 94 non-affiliate shareholders. On or about April 29, 1992, we incorporated a wholly-owned subsidiary, Snohomish Capital Corporation, and authorized a stock dividend by which the ownership of that subsidiary would have been spun off to shareholders, but that dividend/spin-off was abandoned and never consummated, and the former subsidiary corporation expired without action, pursuant to the laws of Texas. The shares of our common stock have never traded, over the counter or otherwise. Our predecessor remained dormant and inactive from 1993 to the present. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation. As of that time, there were 107,108 shares issued and outstanding to persons who were and are (with some exceptions) non-affiliate shareholders. We were formally reorganized and our Articles of Incorporation re-stated in the State of Nevada on December 8, 1998, as Snohomish Equity Corporation, for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company. On or about January 1, 1998 we authorized the Issuance of an additional 10,000 shares to its present officers, pursuant to 4(2) of the Securities Act of 1933. As a result, the total shares of common stock issued and outstanding is 2,010,000 shares.

     On our about August 15, 2000, we issued 1,550,500 shares pursuant to Registration under section 5 of the Securities Act of 1933, to six individuals for legal and professional services and reimbursement for advances made on our behalf.

,  as  of  the  date  of  this  Statement.

 (B) BUSINESS. Our Company has revived following a period of dormancy for the past seven years and has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has no day to day operations at the present time. Its officers and directors devote only insubstantial time and attention to the affairs of this issuer at the present time, for the reason that only such attention is presently required. Management does, however, constantly review potential business combination proposals, and has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholder.

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


      (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.  None.

      (2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.  None.

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE. None.

      (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. While this issuer has little to recommend it competitively, as against other so-called Blank Check Companies , its prospects rest in the skill and knowledge of management, and of management consultants, including the principal shareholder, and such acquaintances and credibility they may command among business brokers and promoters looking for dormant public companies. This Issuer is not desperate or overly eager to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. Please see Management's Discussion and Analysis, Item 2 of this part, for an expanded discussion of these and related subjects of disclosure.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable

      (6)  DEPENDANCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  Applicable

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (8) GOVERNMENT FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not applicable

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not applicable.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. None at this time.

      (12)  NUMBER  OF  TOTAL  EMPLOYEES  AND  FULL-TIME  EMPLOYEES.  None.

      (13) YEAR 2000/2001 COMPLIANCE ISSUES. None. The issuer has no computers or digital equipment of its own, no suppliers or customers. Accordingly, the issuer has determined that it is faced with no year 2000/2001 compliance issues other than those shared by the public in general.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(E) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. While this issuer has little to recommend it competitively, as against other so-called Blank Check Companies , its prospects rest in the skill and knowledge of management, and of management consultants, including the principal shareholder, and such acquaintances and credibility they may command among business brokers and promoters looking for dormant public companies. This Issuer is not desperate or overly eager to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. Please see Management's Discussion and Analysis, Item 6 of part II, for an expanded discussion of these and related subjects of disclosure.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities have never been quoted in the over-the-counter market, or elsewhere.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000, was 107.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999-2000.  None.


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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 1999-2000 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We had general and administrative expenses in 1999 and 2000, which were legal and accounting costs, in connection with our 1934 Registration, and subsequent reporting.

             The Remainder of this Page is Intentionally left Blank

      (1) FINANCIAL CONDITION. Our financial condition is substantially unchanged since our last annual report.


Balance Sheet:                    December 31    December 31
------------------------------------------------------------
Selected Information . . . .          2000           1999
----------------------------  -------------  -------------
Cash and Equivalents . . . .  $              $
----------------------------  -------------  -------------
Current Assets . . . . . . .             0              0
Total Assets . . . . . . . .             0              0
                              -------------  -------------
Accounts Payable . . . . . .        10,657         16,681
                              =============  =============
Total Liabilities. . . . . .        10,657         16,681
Common Stock . . . . . . . .         3,560          2,010
                              -------------  -------------
Paid-in Capital. . . . . . .        20,945          6,990
Accumulated Deficit. . . . .       (35,162)       (25,681)
Total Equity . . . . . . . .       (10,657)       (16,681)
Total Liabilities and Equity             0              0
                             =============================


      (2)  RESULTS  OF  OPERATIONS.

                                  For the Years    For the Years      Deficit
                                      Ended            Ended        Accumulated
                                   December 31      December 31      During the
                                      2000             1999         Development
                                                                       Stage
-------------------------------------------------------------------------------
Operations
Selected Information
Revenues:. . . . . . . . .  $            0   $            0   $          0
                            ---------------  ---------------  -------------
Total Revenues . . . . . .               0                0              0
(General & Administrative)          (9,481)         (16,681)       (35,162)
--------------------------  ---------------  ---------------  -------------
Total Expenses . . . . . .          (9,481)         (16,681)       (35,162)
Net (Loss) . . . . . . . .          (9,481)         (16,681)       (35,162)
--------------------------  ---------------  ---------------  -------------
Net Loss per share . . . .            (.00)            (.01)          (.02)
==========================  ===============  ===============  =============
Weighted average shares. .       2,526,833        2,010,000      2,060.759
outstanding

                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2000 and 1999 are attached as Exhibit FK-00, filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations are reproduced in the preceding Item 6, and discussed therein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


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

     While there are no arrangements for the resignation of these directors, it is manifestly clear that they are nominees of Intrepid International, Ltd. ( Intrepid US ), the United States agency of Intrepid International, S. A., of Panama. It is to be expected that present management would continue in office until a business combination is effected and would retire in favor of new management at that time.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Each of the two Officer/Directors have been issued 5,000 new investment shares of stock, for present service and incentive purposes in 1998. No other compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. Each of the following Other Affiliates are affiliates of the Issuer, by reason of their respective affiliation with the Principal Shareholder. Mr. Sifford and Mr. James are officer-affiliates of
Intrepid,  and  Mr.  Stocker  is  United  States  Counsel  for  Intrepid.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant.


Beneficial Owners (more than 5%) . . . . .   # Shares        %
Common Stock Shareholder
--------------------------------------------------------------
Pete Chandler President. . . . . . . . . .      5,000     0.14
430 4th Street
Ogden UT 84404
--------------------------------------------------------------
Susan Sanchez  Secretary/. . . . . . . . .      5,000     0.14
34155 Camino El Molino Treasurer
Capistrano Beach CA 92624
--------------------------------------------------------------
All Officers and Directors as a Group. . .     10,000     0.28
--------------------------------------------------------------
Intrepid International, S.A. . . . . . . .  1,891,892    53.14
P. O. Box 8807
Panama City 5
Republic of Panama
--------------------------------------------------------------
J. Dan Sifford . . . . . . . . . . . . . .        531     0.01
3131 South West Freeway, #42
Houston, TX  77098
--------------------------------------------------------------
Kirt W. James. . . . . . . . . . . . . . .      3,000     0.08
33481 Spinnaker
Dana Point CA 92629
--------------------------------------------------------------
Kirt W. James custodian. . . . . . . . . .      4,500     0.13
for Jillian R. James
3842 Quail Hollow Drive
Salt Lake City, UT  84109
--------------------------------------------------------------
William Stocker Trustee. . . . . . . . . .      1,500     0.04
The Johannes Michael Beelner Living Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
--------------------------------------------------------------
William Stocker Trustee. . . . . . . . . .      2,562     0.07
The Osha Makai Smith Living Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
--------------------------------------------------------------

                                       10


--------------------------------------------------------------
William Stocker/Boni Light TTEE. . . . . .      4,500     0.13
The Fallowfield Family Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
--------------------------------------------------------------
Boni Light/William Stocker TTEE. . . . . .      1,500     0.04
The Tommy Hawk Endowment Trust
31878 Del Obispo 118-606
San Juan Capistrano CA 92675 34996
--------------------------------------------------------------
All Affiliates Aggregated for Attribution.  1,909,985    53.64
--------------------------------------------------------------
Reference Only:. . . . . . . . . . . . . .  3,560,500   100.00
Total Shares Issued and Outstanding
--------------------------------------------------------------



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


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (A) THE PRINCIPAL SHAREHOLDER. Intrepid International, S. A. ( Intrepid ) is our nominal principal shareholder. The control block issued to Intrepid was issued for management and control during the development and renewal stage of our corporation. This shares are not believed to be entitled to resale in reliance for resale on Section 4(1) of the 1933 Securities Act or Rule 144 promulgated by the Commission pursuant to Section 3(b) of the Act.

     Intrepid S.A. was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, the Company broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Company sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Panama Company, incorporated as Intrepid International, Ltd. ( Intrepid US ) to provide the required representation and agency for the Company in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation.

     Intrepid has two distinct relationships with this Issuer. The Panama Company is the principal and controlling shareholder. The Nevada subsidiary is the principal financial service provider under contract with the Issuer. The following persons and their relationships to Intrepid are disclosed as follows:

     Laurencio Jaen O., an original incorporator who has served as President and Director of the Company since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Jaen was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

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

      The officers, directors and controlling persons of Intrepid International, Ltd. (Nevada) ( Intrepid U.S. ) are two individuals; Kirt W. James, and J. Dan Sifford, Jr.

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


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

                                     Exhibit
                            Description of Exhibit     Page
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
3.1     ARTICLES OF INCORPORATION                                             14
3.2     BY-LAWS                                                               17
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00     Audited Financial Statements for the years ended
          December 31, 2000 and 1998                                          26
--------------------------------------------------------------------------------

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

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


Dated:  April  17,  2001


/S/Pete Chandler          /S/Susan Sanchez
   Pete Chandler             Susan Sanchez
   President/Director        Secretary-Treasurer/Director

                                       15


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

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

ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

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

                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       17


--------------------------------------------------------------------------------
                               EXHIBIT EXHIBIT 3.2

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                          SNOHOMISH EQUITY CORPORATION.
                              A NEVADA CORPORATION

                                       19


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

SECTION  2.  ANNUAL  MEETINGS

The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

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

(b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

(c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

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

SECTION  4.  SPECIAL  MEETINGS.

Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

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

                                   ARTICLE VI
                                   FISCAL YEAR

The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.

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

EXECUTED,  this  day  of  March  1,  1999.

                                /s/Susan Sanchez
                                  Susan Sanchez

                                       25


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS
                                 FOR YEARS ENDED
                           DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                 C O N T E N T S



Independent  Auditors'  Report  .

 Balance  Sheets

 Statements  of  Operations

 Statement  of  Stockholders'  Equity  .

 Statements  of  Cash  Flows

Notes  to  the  Financial  Statements  .

                                       27


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Snohomish Equity Corporation

We have audited the accompanying Balance Sheets of Snohomish Equity Corporation (a Development Stage Company) as of December 31, 2000 and 1999 and the related Statements of Operations, stockholders' equity and cash flows for the years then ended and from inception on April 8, 1992 through December 31, 2000. These Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

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

In our opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Snohomish Equity Corporation (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and from inception on April 8, 1992 through December 31, 2000 in conformity with generally accepted accounting principles.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  22,  2001

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                       December  31,
                                               2000                     1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                      $         0       $               0
                                             -----------------------------------
Total  Current  Assets                                 0                       0
                                             -----------------------------------
      Total  Assets                          $         0       $               0
                                             ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable-related  party              10,657                   16,681
                                             -----------------------------------
       Total  Current  Liabilities               10,657                   16,681
                                             -----------------------------------

Stockholders'  Equity
   Common  Stock,  authorized
   50,000,000  shares  of  $.001  par  value,
   3,560,500  and  2,010,000  shares
   issued  and  outstanding,  respectively        3,560                    2,010
   Additional Paid in Capital                    20,945                    6,990
   Deficit  Accumulated  During  the
     Development  Stage                         (35,162)                (25,681)
                                            ------------------------------------
       Total  Stockholders'  Equity             (10,657)                (16,681)
                                            ------------------------------------
Total Liabilities and Stockholders' Equity  $         0              $         0
                                            ====================================

  The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                            Statements of Operations

                                                                      Deficit
                                                                    Accumulated
                                        For  the  years              during  the
                                       ended December 31,           development
                                     2000             1999             Stage
--------------------------------------------------------------------------------

Revenues:                         $          0   $           0    $           0

Expenses:
   General  & Administrative             9,481          16,681           35,162
                                  ----------------------------------------------
          Total  Expenses                9,481          16,681           35,162
                                  ----------------------------------------------
Net  (Loss)                       $     (9,481)   $    (16,681)   $     (35,162)
                                  ==============================================
Net  Loss  Per  Share             $      (0.00)   $      (0.01)   $       (0.02)
                                  ==============================================
Weighted average
shares outstanding                   2,526,833       2,010,000        2,060,759
                                  ==============================================

  The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                      Additional          Deficit
                                                                       Paid-in          Accumulated
                                                                       Capital          During  the
                                               Common  Stock        (Discount  on      Development
                                          Shares          Amount         Stock)           Stage
-----------------------------------------------------------------------------------------------------

Balance  at  beginning  of  development
 stage  -  April  8, 1992             2,000,000     $        2,000   $        6,000     $          0

Net  loss  December  31,  1992                0                  0                0           (8,000)
-----------------------------------------------------------------------------------------------------

BalanceDecember  31,  1992            2,000,000              2,000            6,000           (8,000)

Net  loss  December  31,  1993                0                  0                0                0
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1993            2,000,000              2,000            6,000           (8,000)

Net  loss  December  31,  1994                0                  0                0                0
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1994            2,000,000              2,000            6,000           (8,000)

Net  loss  December  31,  1995                0                  0                0                0
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1995            2,000,000              2,000            6,000           (8,000)

Net  loss  December  31,  1996                0                  0                0                0
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1996            2,000,000              2,000            6,000           (8,000)

Net  loss  December  31,  1997                0                  0                0                0
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1997            2,000,000              2,000            6,000           (8,000)

Common stock issued for services         10,000                 10              990                0

Net  loss  December  31,  1998                0                  0                0           (1,000)
-----------------------------------------------------------------------------------------------------
BalanceDecember  31,  1998            2,010,000              2,010            6,990           (9,000)

Net  loss  December  31,  1999                0                  0                0          (16,681)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1999            2,010,000              2,010            6,990          (25,681)

Shares  issued  for  satisfaction  of
   Payables-related  party            1,550,500              1,550           13,955                0

Net  loss  December  31,  2000                0                  0                0           (9,481)
-----------------------------------------------------------------------------------------------------
Balance,  December  31,  2000         3,560,500        $     3,560     $     20,945   $      (35,162)
=====================================================================================================

  The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                               From  inception
                                                                                     on
                                                                               April  8,  1992
                                                   For  the  years                 through
                                                ended  December  31,            December  31,
                                            2000                  1999                2000
----------------------------------------------------------------------------------------------
Cash  Flows  form  Operating
 Activities

     Net  loss                          $     (9,481)    $     (16,681)     $         (35,162)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
     Accounts  payable                        (6,024)           16,681                 10,657
Shares issued for services & payables         15,505                 0                 16,505
                                        ------------------------------------------------------
Net  Cash  Flows  used  in
 Operating  Activities                             0                 0                 (8,000)
                                        ------------------------------------------------------
Cash  Flows  from  Investment
 Activities:                                       0                 0                      0
                                        ------------------------------------------------------
Cash  Flows  from  Financing
 Activities:
    Stock  issued  for  cash                       0                 0                  8,000
                                        ------------------------------------------------------
Net  increase  (decrease) in cash                  0                 0                      0

Cash,  beginning  of  year                         0                 0                      0

Cash,  end  of year                     $          0      $          0      $               0
                                        ------------------------------------------------------
Supplemental  Cash  Flow  Information
   Cash  Paid  for:
     Interest                           $          0      $          0      $               0
                                        ------------------------------------------------------
     Taxes                              $          0      $          0      $               0
                                        ======================================================

  The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                       Notes to The   Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     Snohomish Equity Corporation is a Texas corporation organized on April 8, 1992 under the name of Snohomish Equity Group, Inc., for the purpose of seeking out one or more potential business ventures. The Company was formally reorganized in the State of Nevada on December 8, 1998 and the name was changed to Snohomish Equity Corporation. The Company currently has no significant operations and is the development stage.

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $35,000 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.

                                                  December  31,
                                             2000               1999
                       ------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward           $     11,900                  3,852
     Valuation  allowance                 (11,900)                (3,852)
                       -----------------------------------------------------
     Total                           $          0           $          0
                       =====================================================

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                       Notes to the   Financial Statements
                           December 31, 2000 and 1999

NOTE  2  -  Going  Concern

     The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Stockholders'  Equity

     In April 1992, 2,000,000 shares of common stock were issued in exchange for cash of $8,000.

     In January 1998, 10,000 shares of common stock were issued to officers in exchange for services valued at $1,000.

     In August 2000, 1,550,500 shares were issued to satisfy payables incurred in connection with a financial and consulting contract with Intrepid International, a related party.

NOTE  5  -  Related  Party  Transactions

     The Company entered into a financial and consulting agreement with Intrepid International for services. Intrepid plays a significant role in management and employees of Intrepid are shareholders of the Company. The Company was indebted to Intrepid for services performed in 2000 and 1999. The balance due Intrepid was $10,657 and $16,681 at December 31, 2000 and 1999, respectively. Intrepid employees received 1,550,500 shares of stock during the year for services valued at $15,505.

