Form 10QSB
period 2001-03-31
SNOHOMISH EQUITY CORP
filed 2001-05-15
CIK 1087026

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                          Snohomish Equity Corporation
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                        Commission File Number: 000-26249


                          SNOHOMISH EQUITY CORPORATION

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


As of March 31, 2001: 3,560,500 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

          The  Remainder  of  this  Page  is  Intentionally  left  Blank

                          SNOHOMISH EQUITY CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                    For December 31, 2000 and March 31, 2001

                                                       March 31,    December 31,
                                                             2001            2000
                                                       -----------  --------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
Total Current Assets. . . . . . . . . . . . . . . . .  $        0   $           0
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .           0               0
                                                       -----------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $        0   $           0
                                                       ===========  ==============
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Account payable . . . . . . . . . . . . . . . . . . .      12,457          10,657
                                                       -----------  --------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . .      12,457          10,657

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 3,560,500 shares
   and 3,560,500 shares . . . . . . . . . . . . . . .       3,560           3,560
Additional Paid In Capital. . . . . . . . . . . . . .      20,945          20,945
Accumulated Surplus (Deficit) . . . . . . . . . . . .     (36,962)        (35,162)
                                                       -----------  --------------
Total Stockholders' Equity. . . . . . . . . . . . . .     (12,457)        (10,657)
                                                       -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $        0   $           0
                                                       ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                            STATEMENTS OF OPERATIONS
             From inception on April 8, 1992 through March 31, 2001
                And for the periods ended March 31, 2000 and 2001

                                                                 From
                                                              Inception
                                                               (April
                                                             8, 1992) to
                                              March 31,       March 31,
                                      ----------------------------------
                                          2001        2000        2001
                                     ----------  ----------  ----------
Revenues. . . . . . . . . . . . . .        -0-         -0-         -0-
                                     ----------  ----------  ----------
Expenses; General & Administrative.      1,800       4,345      36,962
                                     ----------  ----------  ----------
Net Loss from Operations. . . . . .     (1,800)     (4,345)    (36,962)
Net Income (Loss) . . . . . . . . .    ($1,800)    ($4,345)   ($36,962)
                                     ==========  ==========  ==========
Gain (Loss) per Share . . . . . . .  ($0.00051)  ($0.00216)  ($0.01786)
                                     ==========  ==========  ==========
Weighted Average
    Shares Outstanding. . . . . . .  3,560,500   2,010,000   2,069,117
                                     ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
 For the period from inception of the Development Stage on April 8, 1992 through December 31, 1992, for the fiscal years ended December 31, 1993 through 2000 and for the period ended March 31, 2001

                                                              Additional      Accumulated        Total Stock-
                                     Common      Par           Paid-In           Equity        holders' Equity
                                     Stock       Value         Capital          (Deficit)          (Deficit)
                                     ----------  ------------  --------------  ----------  -----------------

Balance on April 8, 1992. . . . . .   2,000,000  $      2,000  $       6,000   $       0   $          8,000

Net Loss during 1992. . . . . . . .           0             0              0      (1,170)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1992. . . .   2,000,000         2,000          6,000      (1,170)             6,830

Net Loss during 1993. . . . . . . .           0             0              0      (1,600)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1993. . . .   2,000,000         2,000          6,000      (2,770)             5,230

Net Loss during 1994. . . . . . . .           0             0              0      (1,600)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1994. . . .   2,000,000         2,000          6,000      (4,370)             3,630

Net Loss during 1995. . . . . . . .           0             0              0      (1,600)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1995. . . .   2,000,000         2,000          6,000      (5,970)             2,030

Net Loss during 1996. . . . . . . .           0             0              0      (1,600)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1996. . . .   2,000,000         2,000          6,000      (7,570)               430
                                   -------------------------------------------------------------------------
Net Loss during 1997. . . . . . . .           0             0              0        (430)                 0

Balance at December 31, 1997. . . .   2,000,000         2,000          6,000      (8,000)                 0
                                   -------------------------------------------------------------------------
Shares issued for services rendered      10,000            10            990           0                  0

Net Loss during 1998. . . . . . . .           0             0              0      (1,000)                 0

Balance at December 31, 1998. . . .   2,010,000         2,010          6,990      (9,000)                 0

Net Loss during 1999. . . . . . . .           0             0              0     (16,681)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 1999. . . .   2,010,000         2,010          6,990     (25,681)           (16,681)

Shares issued for satisfaction of
   Payables-related party . . . . .   1,550,500         1,550         13,955           0                  0

Net Loss during 2000. . . . . . . .           0             0              0      (9,481)                 0
                                   -------------------------------------------------------------------------
Balance at December 31, 2000. . . .   3,560,500         3,560         20,945     (35,162)           (10,657)

Net Loss during period. . . . . . .           0             0              0      (1,800)                 0
                                   -------------------------------------------------------------------------
Balance at March 31, 2001 . . . . .   3,560,500  $      3,560  $      20,945    ($36,962)          ($12,457)

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             From inception on April 8, 1992 through March 31, 2001
                And for the periods ended March 31, 2000 and 2001

                                                                       From
                                                                    Inception
                                                                     (April
                                                                   8, 1992) to
                                                   March 31,         March 31,
                                                2001       2000        2001
                                          -----------  ---------  ----------
Operating Activities
Net Income (Loss). . . . . . . . . . . .     ($1,800)   ($4,345)   ($36,962)
Adjustments to reconcile net loss to
net cash provided by operations
Acounts Payable. . . . . . . . . . . . .       1,800      4,345      12,457
Shares issued for services and payables.           0          0      16,505
                                          -----------  ---------  ----------
Net Cash from Operations . . . . . . . .           0          0      (8,000)
Financing activities:
Stock issued for cash. . . . . . . . . .           0          0       8,000
Cash at beginning of Period. . . . . . .           0          0           0
Increase (Decrease) in Cash. . . . . . .           0          0           0
Cash at End of Period. . . . . . . . . .  $        0   $      0   $       0
                                          ===========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 2000
                       and the period ended March 31, 2001



NOTES  TO  FINANCIAL  STATEMENTS

Snohomish Equity Group, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have had no activity in 1999 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. For the near term, twelve months, we continue to seek business opportunities. We have enjoyed no revenues since our inception and are financially dependent on our shareholders, who have financed our existence to date. Management believes that our shareholders will continue to provide the finance we may require, without the need of additional capital.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no revenues or activity since our inception except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  14,  2001
                          SNOHOMISH EQUITY CORPORATION
                                       by


   /S/Pete  Chandler          /S/Susan  Sanchez
      Pete  Chandler             Susan  Sanchez
      President/Director         Secretary-Treasurer/Director

