Form 10QSB
period 2001-06-30
SNOHOMISH EQUITY CORP
filed 2001-08-21
CIK 1087026

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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


Shares  Registered  Section  12(g):  Common  Stock


As of June 30, 2001: 3,560,500 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                  SNOHOMISH EQUITY CORPORATION
                                 (a Development Stage Company)
                                   BALANCE SHEETS (UNAUDITED)
                          for the fiscal year ended December 31, 2000
                             and for the period ended June 30, 2001

                                                       June 30,   December 31,
                                                         2001       2000
---------------------------------------------------------------------------
      ASSETS
CURRENT ASSETS
Total Current Assets. . . . . . . . . . . . . . . . .  $    -0-   $    -0-
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .       -0-        -0-
                                                       ---------  ---------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $    -0-   $    -0-
                                                       =========  =========
      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Account payable . . . . . . . . . . . . . . . . . . .    21,026     10,657
                                                       ---------  ---------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .    21,026     10,657

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 3,560,500 shares
   and 3,560,500 shares . . . . . . . . . . . . . . .     3,560      3,560

Additional Paid In Capital. . . . . . . . . . . . . .    20,945     20,945
Accumulated Surplus (Deficit) . . . . . . . . . . . .   (45,531)   (35,162)
                                                       ---------  ---------
Total Stockholders' Equity. . . . . . . . . . . . . .   (21,026)   (10,657)
                                                       ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $    -0-   $    -0-
                                                       =========  =========

                  The accompanying notes are an integral part
                         of these financial statements.

                                                 SNOHOMISH EQUITY CORPORATION
                                                (a Development Stage Company)
                                                   STATEMENTS OF OPERATIONS
                                             for the periods ended June 30, 2000
                                    and 2001

                                                                                               From
                                               From April             From January          Inception
                                                1, 2001                  1, 2001              April
                                                through                  through           8, 1992) to
                                                June 30,                 June 30,            June 30,
                                          2001         2000         2001         2000         2,001
------------------------------------------------------------------------------------------------------
  Revenues. . . . . . . . . . . . . .  $      -0-   $      -0-   $      -0-   $      -0-   $      -0-
                                       -----------  -----------  -----------  -----------  -----------
  Expenses; General & Administrative.       8,569        2,822       10,369        7,167       45,531
                                       -----------  -----------  -----------  -----------  -----------
  Net Loss from Operations. . . . . .      (8,569)      (2,822)     (10,369)      (7,167)     (45,531)
  Net Income (Loss) . . . . . . . . .  $   (8,569)  $   (2,822)  $  (10,369)  $   (7,167)  $  (45,531)
                                       ===========  ===========  ===========  ===========  ===========
  Gain (Loss) per Share . . . . . . .  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.02)
                                       ===========  ===========  ===========  ===========  ===========
  Weighted Average
      Shares Outstanding. . . . . . .   3,560,500    2,010,000    3,560,500    2,010,000    2,173,211
                                       ===========  ===========  ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                                    SNOHOMISH EQUITY CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                       for the period from inception of the Development Stage on
                    April 8, 1992 through December 31, 1992,
                      for the fiscal years ended December 31, 1993 through 2000
                               and for the period ended June 30, 2001

                                                       Additional Accumulated  Total Stock-
                                      Common     Par     Paid-In    Equity  holders' Equity
                                       Stock    Value   Capital   (Deficit)   (Deficit)
                                     ---------  ------  --------  ----------  ----------
Balance on April 8, 1992. . . . . .  2,000,000  $2,000  $  6,000  $           $   8,000
Net Loss during 1992. . . . . . . .          0       0         0     (1,170)          0
Balance at December 31, 1992. . . .  2,000,000   2,000     6,000     (1,170)      6,830
Net Loss during 1993. . . . . . . .          0       0         0     (1,600)          0
Balance at December 31, 1993. . . .  2,000,000   2,000     6,000     (2,770)      5,230
Net Loss during 1994. . . . . . . .          0       0         0     (1,600)          0
Balance at December 31, 1994. . . .  2,000,000   2,000     6,000     (4,370)      3,630
Net Loss during 1995. . . . . . . .          0       0         0     (1,600)          0
Balance at December 31, 1995. . . .  2,000,000   2,000     6,000     (5,970)      2,030
Net Loss during 1996. . . . . . . .          0       0         0     (1,600)          0
Balance at December 31, 1996. . . .  2,000,000   2,000     6,000     (7,570)        430
Net Loss during 1997. . . . . . . .          0       0         0       (430)          0
Balance at December 31, 1997. . . .  2,000,000   2,000     6,000     (8,000)          0
Shares issued for services rendered     10,000      10       990          0           0
Net Loss during 1998. . . . . . . .          0       0         0     (1,000)          0
Balance at December 31, 1998. . . .  2,010,000   2,010     6,990     (9,000)          0
Net Loss during 1999. . . . . . . .          0       0         0    (16,681)          0
Balance at December 31, 1999. . . .  2,010,000   2,010     6,990    (25,681)    (16,681)
Shares issued for satisfaction of
    Payables-related  party . . . .  1,550,500   1,550    13,955          0           0
Net Loss during 2000. . . . . . . .          0       0         0     (9,481)          0
Balance at December 31, 2000. . . .  3,560,500   3,560    20,945    (35,162)    (10,657)
Net Loss during period. . . . . . .          0       0         0    (10,369)          0
Balance at June 30, 2001. . . . . .  3,560,500   3,560    20,945    (45,531)    (21,026)

                  The accompanying notes are an integral part
                         of these financial statements.

                                    SNOHOMISH EQUITY CORPORATION
                                    (a Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                            for the periods ended June 30, 2000 and 2001

                                                                           From
                                          From January                         Inception
                                              1, 2001                         April
                                           through                         8, 1992) to
                                            June 30,                         June 30,
                                            2001       2000      2,001
                                         ---------  --------  ---------
Operating Activities

  Net Income (Loss)                        $(10,364)     $(7,167)      $(45,531)

Increase in accounts payable . . . . .       10,364        7,167         21,026
Shares issue for services and payables.
Cash (used) in operations                         0            0         16,505
                                     -------------------------------------------

Net Cash from Operations . . . . . . .            0            0         (8,000)

Financing activities:

Stock issued for cash. . . . . . . . .            0            0          8,000

Cash at beginning of Period. . . . . .            0            0              0

Increase (Decrease) in Cash. . . . . .            0            0              0

Cash at End of Period. . . . . . . . .  $         0     $      0        $     0
                                      ==========================================

                  The accompanying notes are an integral part
                         of these financial statements.

                           SNOHOMISH EQUITY CORPOATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Snohomish Equity Corporation ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have had no activity since inception except for our Registration of our common stock, pursuant to section  12(g)  of  the  Securities  Exchange  Act  of  1934.

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


ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Previous officers having resigned without comment, Special Cousel William Stocker serves as Interim Custodian of this inactive, non-trading corporation.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  August  15,  2001

                          SNOHOMISH EQUITY CORPORATION
                                       by



                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                    custodian

