Form 10QSB
period 2001-09-30
SNOHOMISH EQUITY CORP
filed 2001-11-14
CIK 1087026

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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


As of September 30, 2001: 125,001 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


             The Remainder of this Page is Intentionally left Blank

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)
                   for the fiscal year ended December 31, 2000
                   and for the period ended September 30, 2001

                                                   September 30, December 31,
                                                         2001        2000
-----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Total Current Assets. . . . . . . . . . . . . . . . .      -0-       -0-
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .      -0-       -0-
                                                       --------  --------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .      -0-       -0-
                                                       ========  ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Account payable . . . . . . . . . . . . . . . . . . .   29,073    10,657
                                                       --------  --------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .   29,073    10,657

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 125,001 shares
   and 118,683 shares . . . . . . . . . . . . . . . .      125       119
Additional Paid In Capital. . . . . . . . . . . . . .   24,380    24,386
Accumulated Surplus (Deficit) . . . . . . . . . . . .  (53,578)  (35,162)
                                                       --------  --------
Total Stockholders' Equity. . . . . . . . . . . . . .  (29,073)  (10,657)
                                                       --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .      -0-       -0-
                                                       ========  ========

                   The accompanying notes are an integral part
                         of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                for the periods ended September 30, 2000 and 2001
                                   (Unaudited)

                                                                                From
                                       From July           From January      Inception
                                  1, 2000 and 2001        1, 2000 and 2001      April
                                       through                 through       8, 1992) to
                                     September 30,           September 30,  September 30,
                                       2001      2000      2001       2000      2,001
                                     --------  --------  ---------  --------  ---------
Revenues. . . . . . . . . . . . . .      -0-       -0-        -0-       -0-        -0-
                                     --------  --------  ---------  --------  ---------
Expenses; General & Administrative.    8,047     2,822     18,416     7,167     53,578
                                     --------  --------  ---------  --------  ---------
Net Loss from Operations. . . . . .   (8,047)   (2,822)   (18,416)   (7,167)   (53,578)
Net Income (Loss) . . . . . . . . .  ($8,047)  ($2,822)  ($18,416)  ($7,167)  ($53,578)
                                     ========  ========  =========  ========  =========
Gain (Loss) per Share . . . . . . .   ($0.07)   ($0.02)    ($0.15)   ($0.08)    ($0.74)
                                     ========  ========  =========  ========  =========
Weighted Average
    Shares Outstanding. . . . . . .  119,385   118,683    118,917    92,842     72,440
                                     ========  ========  =========  ========  =========

                   The accompanying notes are an integral part
                         of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for the periods ended September 30, 2000 and 2001
                                   (Unaudited)

                                                                   From
                                              From January       Inception
                                                1, 2001            April
                                                Through         8, 1992) to
                                             September 30,     September 30,
                                             2001       2000        2001
                                          ----------  ---------  ----------
Operating Activities

Net Income (Loss). . . . . . . . . . . .   ($18,416)   ($7,167)   ($53,578)

Increase in accounts payable . . . . . .     18,416      7,167      29,073
Shares issued for services and payables                      0      16,505
                                                      ---------  ----------
Net Cash from Operations . . . . . . . .          0          0      (8,000)
Financing activities:
Stock issued for cash. . . . . . . . . .          0          0       8,000
Cash at beginning of Period. . . . . . .          0          0           0
Increase (Decrease) in Cash. . . . . . .          0          0           0
Cash at End of Period. . . . . . . . . .  $       0   $      0   $       0
                                          ==========  =========  ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                          SNOHOMISH EQUITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 2000
                     and the period ended September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Snohomish Equity Group, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

COMMON  STOCK  REVERSE  SPLIT

On September 19, 2001, the Board of Directors and Shareholders of the Company approved a one for thirty (1:30) reverse split of its common stock. All presentations of shareholders' equity are presented as if the reverse split had been effect since inception.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have adopted a business plan to become a full-service web communication group specializing in the production of all types of corporate presentation media including web-based multi-media presentations, streaming video production, CD Rom authoring, corporate Powerpoint presentations and slide production, as well as complete on-line corporate meeting production and broadcasting of corporate events. We will also provide services for corporate event production such as annual shareholders meetings. We will work with each client to serve their communication needs.

     We intend to change our Corporate Name to Webservice Innovations, Ltd., or a similar name. We will design a customized corporate identity in all the products we offer, whether in a simple website Powerpoint presentation to complete digital video production and streaming video. Our products will consist of a range of multi-media outlets. We will also use other mediums for our products such as CD roms, DVDs, e-mail, and video conferencing. For client's video projects we will write, shoot, edit, add narration, music, special motion graphics and visual effects and deliver beautiful finished video productions tailored specifically to each client's needs. For powerpoint presentations we will offer an extremely experienced team of multimedia designers skilled in the production of Powerpoint presentations. We will produce these presentations using existing client data and/or producing original artwork, animations, transitions and backgrounds.

     Our  services  will  include  the  following:

     Computer Graphics - Adobe based software, PC & MAC computer systems, high resolution color slides,  CD  Roms  and  website  design.

     Video Production - Scripts, Location and studio shooting, off and on-line editing.

     Photography - Product and model photography, location photography, 35 mm and digital.

     Sound  Services - narration and casting, editing, music library, soundtrack
production,  mixing,     mastering,  duplication.

     Art  and  Graphics  -  Design  consultation,  art direction, signs, website
enhancement,  original     artwork  and  company  identity.

     Creative  services  -  Concepts,  outlines,  storyboards,  scripts.

     Production Coordination - Quality and traffic control, on-site coordination
of  location  shooting,     talent,  permits,  scheduling.

     Multi-media  presentations - Original show designed and created for website
and/or  CD  Rom,     updates  on  web  presentations, e-mail condensed versions.

     Corporate Event Staging - on-site set up, stage management, event design and coordination, multi-media slide programming.

     Our target market will consist of public corporations with approximately 100 to 1000 shareholders. The average client will be a fairly young company or newly trading companies. Average clients will have 25 or more employees and an annual revenue of over $25 million.

     We will obtain clients by contacting recent trading companies on various exchanges. We will promote our business through personal selling. Potential clients will receive a multi-media presentation via e-mail or CD rom which will display our companies services and direct them to our website for more information. This advertising method is the most beneficial by enabling us to actually demonstrate our products and services. Another avenue of promotion will be through strategic alliances with public accountants specializing in public companies and Securities attorneys. The alliances will be based on receiving word of mouth referrals from accountants and attorneys in exchange for complimentary products for their firms. The degree of complimentary products and services will vary upon the number of clients obtained through their referrals.

      (1) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. The multi-media industry is one of the most evolving industries in the world making it difficult to keep up with the changes. Many well-established companies and many new ventures are in or entering this dynamic field. There can be no assurance that we can compete effectively, or that other technologies or approaches will not arise that obviate our concept.

      (2) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (3)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.  Not
Applicable

      (4) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have two Officers that devote their time to the development of the company. Jeffrey A. Harry and Jena M. Harry are now our officers and directors, as of September 17, 2001. Please see Part II of this Report for more information.

      (5) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time. Current conditions being as they are, we would not expect to add additional employees before the second quarter of 2002.

      (6)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (7) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time. Current conditions being as they are, we would not expect to acquire significant equipment before the second quarter of 2002.


 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have an immediate and forseeable need for additional funding, during the next twelve months; however, as a practical matter we cannot begin to formulate the capital requirements, before we achieve quote-ability on the OTCBB (Over-The-Counter Bulletin Board). Management estimates that we need $500,000 to launch and another $500,000 to continue operations for the next twelve months. We expect to raise our capital privately, from knowledgeable investors. It is less clear when we will succeed in raising such capital, in the current less than liquid market; unless our launch and early revenue generation appear attractive. There can be no guaranty of that.

     Accordingly,  two  cautionary  considerations  are  material:

     First, that we may not be able to achieve required funding and may not be able to proceed at our desired pace of development, or, in the worst case, at all.

     Second, even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     In this connection, is necessary to understand the importance of our achieving quoteablity of our common stock. Investors considering a start up venture are less likely to favor an issuer whose shares are not tradeable, than one whose shares are quoted, at some bid and ask, on the OTCBB (Over-The-Counter Bulletin Board) or an exchange. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. We would continue to file voluntarily in our own best interests in order to remain quoted on OTCBB, if and when we reach that stage. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

     To launch properly, we should have secured facilities, engaged an initial staff, and conducted our first run of advertising. The geographic area of our initial advertising would be limited and depend on the extent of our funding. We assume that by the sixth month of operation, successful or not, additional capital would be required to assure our ability to remain in operation and handle increasing interest in our services. It may be possible for us to begin minimal operation with some debt financing at commercially reasonable results. A minimal start would involve only our immediately local area, and only local and targeted advertising. It would not involve a sales force or more than one or two additional employees. We do not have sufficient borrowing power or available security interests to offer. We do not place reliance on our ability to borrow much, if at all. At the present time, in view of current conditions, a small-start, an abbreviated launch is under way.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We (SNOHO) have had no revenues or activity since our inception, except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934, and our intended combination with WEB, which included the preparation of our filing on Form 14C, pursuant to Section 14(c) of the Securities Exchange Act of 1934.


 (D) REVERSE ACQUISITION CANDIDATE. We are not a candidate for any reverse or direct acquisition transactions, or other business combinations. Our intention is to develop and realize our business plan. Our present combination is not a take-over, direct or reverse, and involves not change of control.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. We effected a one for thirty (1:30) reverse split of the 3,560,500 shares of common stock; provided that no shareholder be reversed below 100 shares; with the indicated result that 125,001 shares
(subject to possible minor adjustment for fractional shares) are issued and outstanding. The Effective Date of the forward split was September 28, 2001 to shareholders of record as of September 27, 2001 ("Record Date").

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. On September 30, 2001, the following Majority Shareholder Action was taken pursuant to the Nevada Corporate Law, to approve the following proposals:
PROPOSAL 1: To acquire all of the issued and outstanding shares or stock of WebService Innovations, Inc. (WEB), as a wholly owned subsidiary in exchange for the issuance of 6,931,120 new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in the attached Plan of Reorganization and Acquisition (see Attachement A herto).
PROPOSAL 2: To change our corporate name to Webservice Innovations, Ltd., or a substantially similar name
PROPOSAL 3: Increase the authorized capital, to 100,000,000 (one hundred million) shares of common stock.
PROPOSAL 4: To ratify the appointment and continuation of Chisholm & Associates as our auditors

     Holders of approximately 80% of our common stock have executed a written consent in favor of the proposals described herein. However, under federal law these proposals were not finally and definitively effected until at least 20 days after the filing and mailing of the Information Statement pursuant to
Section  14(c)  of  the  Securities  Exchange  Act of 1934 (or about November 5,
2001).


ITEM 5. OTHER INFORMATION. WebService Innovations, Inc. ("WEB") is a private Nevada corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada. WEB was incorporated in the state of Nevada on May 19, 1999 as Webmaster.com, Inc. Upon discovery of a corporate name conflict WEB's name changed to its present name. There will be no change of control of either corporation, or of the business of either corporation, or of the officers or directors of either corporation. Both corporations are 80% controlled by Jeffrey A. Harry and Jena Minnick Harry, husband and wife, immediately before and after the acquisition.

 (A) MANAGEMENT. The following persons are the Officers/Directors of both SNOHO and WEB, immediately before and after the transaction.

     Jeffrey A. Harry (age 29) is a Microsoft Certified Systems Engineer (MCSE), with highly specialized training in windows based networks. His education also includes training in Novell and MS-Dos software as well as hardware components and computer network assembly. His training also includes extensive knowledge of software such as Windows NT, Windows 3.x, Windows 95, MS-Office,
WordPerfect/Corel, Anti-Virus, Netware, Internet, and MS-Mail. Mr. Harry continues his knowledge of technology changes in hardware and software to remain competitive in the industry. His background experience consists of over 6 years of computer hardware and software management. From 1995 to June of 1997 he was the Manager of Information Systems for a leading New England engineering firm, Environmental Science Services. From June 1997 to February 1998 he continued to provide consulting services on a free-lance basis while obtaining his MSCE certification. Mr. Harry served as an officer and director of Knowledge Networks, Inc. (an operating public company in the business of Microsoft Consulting and Training, as well as Telecommunications Consulting and Outsourcing) from its inception December 23, 1998, until March of 2001.


     Jena Minnick-Harry (age 26) is our Secretary/Treasurer and second Director. She has been working in the administrative and operations division of motion picture production and theatrical production for the last four years. From 1997 to April 2001, she has been the Production Manager and Accountant for an independent film company (Oasis Entertainment Corporation). From 1998 to 2001 she served as Secretary and Director of EditWorks, Ltd., an on-line editing company. Her previous business experience includes Sales and Marketing for a Medical Equipment Manufacturer, Catering Company, and Wyndham Hotels. Ms. Harry has a Bachelors Degree in Marketing and a minor in Psychology from Johnson & Wales University. She also has specialized training in graphic design and multi-media production. As Secretary/Treasurer of the Company, Ms. Harry will manage all production, supervise marketing activities, and oversee graphic design services.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. We have filed no reports on Form 8-K during the period of this Report. We filed Definitive Form 14c in October 2001. The following documents may be found as Exhibits/Attachments to that 14c filing, and are incorporated herein by this reference.

--------------------------------------------------------------------------------
Exhibit  Number                                                     Attachment:
This  Report             Item/Document                              Form  14c
--------------------------------------------------------------------------------
Exhibit 2.1   Plan of Reorganization and Acquisition: September 30, 2001.     A
--------------------------------------------------------------------------------
FA-01-WEB     Audited  Financial  Statements:  WEB  3/31/01                   F
--------------------------------------------------------------------------------
FQ-2-WEB     Un-Audited  Financial  Statements:  WEB  9/30/01                 G
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  8,  2001
                          SNOHOMISH EQUITY CORPORATION

                                       by


/s/Jeffrey  A.  Harry           /s/Jena  M.  Harry
   Jeffrey  A.  Harry              Jena  M.  Harry
   president/director              secretary/treasurer/director