Form 10KSB
period 2001-12-31
WEBSERVICES INNOVATIONS
filed 2002-04-16
CIK 1087026

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL  REPORT
          PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26249

                      for the year ended December 31, 2001

                              Dated: April 15, 2002

                          WEBSERVICES INNOVATIONS, LTD.

Nevada                                                                33-0507843
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

31878  Del  Obispo  Suite  118-606,  San  Juan  Capistrano  CA             92675
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  366-2674

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock formerly  Snohomish  Equity  Corporation
219  Broadway,  Suite  261,  Laguna  Beach  CA  92651

As  of  12/31/01  and  4/15/02

the  number of shares outstanding of the Registrant's Common Stock was 7,056,121 the  number  of  shares  held  by  non-affiliates  was  approximately  1,393,057 the aggregate market value of shares held by non-affiliates was approximately $0 based on the lack of any trading market.


Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                                               Exhibit Index is found on page 11

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. We were first organized under the laws of the State of Texas on April 8, 1992, as Snohomish Equity Group, Inc. for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of our Company. On or about April 27, 1992, we made our initial issuance of 2,000,000 shares of common stock to a single founders' group of six related founders, for cash. We made no further issuances until after our revival in 1999, and the total issued and outstanding shares of common stock stood at 2,000,000 shares. During the period from 1992 to 1995, the various Founders made private gifts of stock to family members and friends, totaling 108,108 shares. On or about April 29, 1992, we incorporated a wholly-owned subsidiary, Snohomish Capital Corporation, and the former subsidiary corporation expired without action, pursuant to the laws of Texas. The shares of our common stock have never traded, over the counter or otherwise. Our predecessor remained dormant and inactive from 1993 to 1999. About early 1997, the founder's control block of 1,891,892 shares, was acquired by Intrepid International S.A., a Panama Corporation, holding as nominee for Intrepid
International, Ltd. a Nevada Corporation. As of that time, there were 107,108 shares issued and outstanding to persons who were and are (with some exceptions) non-affiliate shareholders. We were formally reorganized and our Articles of Incorporation re-stated in the State of Nevada on December 8, 1998, as Snohomish Equity Corporation, for the purpose of seeking out one or more potential business ventures, without regard to geographical considerations, which venture or ventures, in the judgment of management, warrant interest and involvement of the Company. On or about January 1, 1998 we authorized the Issuance of an additional 10,000 shares to the present officers, pursuant to '4(2) of the Securities Act of 1933. As a result, the total shares of common stock issued and outstanding was 2,010,000 shares.

     On our about August 15, 2000, we issued 1,550,500 shares pursuant to Registration under section 5 of the Securities Act of 1933, to six individuals for legal and professional services and reimbursement for advances made on our behalf. On or about July 2001, Intrepid International, Ltd. a Nevada Corporation began the winding up of its affairs. In due course, Jeffrey A. Harry and Jena Minnick-Harry, she having been former office manager of Intrepid, accepted the former Intrepid ownership and control of this reporting corporation in lieu of other consideration from the Intrepid entities.

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

PROPOSAL 1: To acquire all of the issued and outstanding shares or stock of WebServices Innovations, Inc. (WEB), as a wholly owned subsidiary in exchange for the issuance of 6,931,120 new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in the Plan of Reorganization and Acquisition.

PROPOSAL 2: To change our corporate name to Webservice Innovations, Ltd., or a substantially similar name

PROPOSAL 3: Increase the authorized capital, to 100,000,000 (one hundred million) shares of common stock.

PROPOSAL 4: To ratify the appointment and continuation of Chisholm & Associates as our auditors

     Holders of approximately 80% of our common stock have executed a written consent in favor of the proposals described herein. However, under federal law these proposals were not finally and definitively effected until at least 20 days after the filing and mailing of the Information Statement pursuant to
Section  14(c)  of  the  Securities  Exchange  Act of 1934 (on about November 5,
2001).

      WebServices Innovations, Inc. ("WEB") is a private Nevada corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada. WEB was incorporated in the state of Nevada on May 19, 1999 as Webmaster.com, Inc. Upon discovery of a corporate name conflict WEB's name changed to its present name. There was not a change of control of either corporation, or of the business of either corporation, or of the officers or directors of either corporation. Both corporations were 80% controlled by Jeffrey A. Harry and Jena Minnick-Harry, immediately before and after the acquisition.

 (B) BUSINESS. We have refined our business plan to become a full-service provider of corporate identity and branding. We would create a complete style guide consisting of color palates, type faces, and materials to be used throughout all the services and mediums offered. Each customized style guide will have detailed information for logo parameters used for various mediums. Our services/products include Web Communication, Print Collateral, CD Authoring, Interactive Multi-media Presentations and Environmental Graphic Design. We will also provide specialized services for corporate event presentations such as annual shareholders meetings. We will work with each client to serve their communication needs.

     We will carry the corporate identity through all the services/products we offer. Our products will consist of a range of mediums including websites, brochures, CD Roms, DVDs, e-mail, and video conferencing. Our services will include the following:

     Web Communication - Highly functional navigation of homepages featuring a simple navigation concept that belies the high-end webdesign tools in its creation. Motion graphics such as GIF89a animations, RealAudio Frames and Javascript Rollovers are used throughout each website using Dreamweaver, Shockwave and Flash.

     Print Collateral - Corporate logo, stationary, business cards, brochures, mailers, banners, billboards, and overall branding primarily using Adobe Software and QuarkXpress.

     CD Authoring - utilizing motion graphics, still graphics and streaming video for communication and promotional use.

     Interactive Multi-media Presentations - using such programs as Flash, Director, Adobe After Effects to manipulate motion graphics and visual effects in order to deliver a presentation tailored to each client's needs. And condensed presentations for teasers via e-mail linked on website.

     Environmental Graphic Design - Expanding the corporate identity to signage and interior spaces. This could range from decor to directories. We would continue the use of the style guide through interior and exterior colors and materials.

     With each client we will provide design consultation, art direction, and creative briefings throughout the process which would includes storyboards, outlines, scripts, concepts, etc.

     Our target market will consist of newly trading public corporations that are having to redesign or create a corporate identity to reach an expanded audience of investors worldwide. Target demographics consist of companies with less than 100 shareholders. The average client will be a fairly young company submitting to trade or newly trading companies. Average clients will have 10 or more employees and an annual revenue of over $10 million.

     We will obtain clients by contacting recent trading companies on various exchanges. We will promote our business through personal selling. Potential clients will receive a multi-media presentation via e-mail or CD rom which will display our companies services and direct them to our website for more information. This advertising method is the most beneficial by enabling us to actually demonstrate our products and services. Another avenue of promotion will be through strategic alliances with investor relations firms. The alliances will be based on receiving word of mouth referrals in exchange for complimentary products for their firms. The degree of complimentary products and services will vary upon the number of clients obtained through their referrals.

      (1) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. The multi-media corporate identity and branding industry is one of the most evolving industries in the world making it difficult to keep up with the changes. Many well-established companies and many new ventures are in or entering this dynamic field. There can be no assurance that we can compete effectively, or that other technologies or approaches will not arise that obviate our concept. We are a development company and have no current market position.

      (2) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (3)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.  Not
Applicable

      (4) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have two Officers that devote their time to the development of the company. Jena Minnick Harry and Jennifer Stone are now our officers and directors. Please see Part II of this Report for more information.

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

      (8) DEPENDANCE ON ONE OR A FEW MAJOR CUSTOMERS. Initially we would expect this to be the case.

      (9) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (10)  GOVERNMENT  FOR  ANY  GOVERNMENT  APPROVAL  OF PRINCIPAL PRODUCTS OR
SERVICES  AND  STATUS.  Not  applicable

      (11) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not applicable.

      (12) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (13)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL LAWS. None.

      (14) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. None. We have two officers not classified as statutory employees.

     (15)  PLANNED ACQUISITIONS. There are no planned acquisitions at this time.

     (16) YEAR 2000/2001 COMPLIANCE ISSUES. None. The issuer has no computers or digital equipment of its own, no suppliers or customers. Accordingly, the issuer has determined that it is faced with no year 2000/2001 compliance issues other than those shared by the public in general.


(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D)  EMPLOYEES.
     This Company is required to rely on Management's skill, experience and judgment, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Management is in turn reliant upon the experience of its principal shareholder. For further information about the plans of this company, and about its principal shareholder, please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive incidental use of offices and telephone of our officers during the year 2001. During 2001 officers have made use of their personal computers, not owned by the corporation.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against our Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None during the last quarter this fiscal year. Please see Item 1, Part I, for actions of September 30, 2001.


                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares (Common Stock). The Company's Securities have never been quoted in the over-the-counter market, or elsewhere.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2001, was 122.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000-2001.  None.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have had no activity in 2001 except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. We have a new and different business, since September 30, 2001. We have refined our business plan to become a full-service provider of corporate identity and branding. We would create a complete style guide consisting of color palates, type faces, and materials to be used throughout all the services and mediums offered. Each customized style guide will have detailed information for logo parameters used for various mediums. Our services/products include Web Communication, Print Collateral, CD Authoring, Interactive Multi-media Presentations and Environmental Graphic
Design. We will also provide specialized services for corporate event presentations such as annual shareholders meetings. We will work with each client to serve their communication needs. During the next twelve months we will engage in building our customer base.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no need of additional funds during the next twelve months, from sources outside of our principals, to maintain our corporate franchise in the State of our incorporation, and to file periodic reports as required of Registrants under the 1934 Act. We expect our needs for cash to be ameliorated by operational revenues, during the next twelve months.

     (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We presently make use of personal computers owned by our principals. We would expect to purchase better corporate computers as we are able.

     (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. Our present two principals do not envision more employees, during the next twelve months.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no activity in 2001 except for our acquisition of WEB, and minimal first revenues. We had general and administrative expenses in 2000 and 2001, which were legal and accounting costs, in connection with our 1934 Registration, and subsequent reporting, and acquisition. Our financial condition is substantially unchanged since our last annual report, although the consolidation of our financial statements after acquisition results in differences from our previous reporting.

             The Remainder of this Page is Intentionally left Blank

Balance Sheet:                                   December 31
Selected Information                                 2001

Cash  and  Equivalents                             $       34
Current Assets                                             34
Total Assets                                               34
                                                   ===========
Accounts Payable                                       55,350
                                                   ===========
AP-Related Party                                        6,273
Total Liabilities                                      61,623

Common  Stock                                           7,056

Paid-in Capital                                       112,543
Accumulated Deficit                                  (181,188)
Total Equity                                          (61,589)
Total Liabilities and Equity                               34


                                                                     Deficit
                               For the Years     For the Years     Accumulated
                                   ended             ended          during the
Operations                      December  31     December  31      Development
Selected  Information               2001             2000             Stage

Revenues:                            $2,600               $0           $2,600

Total Revenues                        2,600                0            2,600
(General & Administrative)          (70,101)         (12,640)        (183,788)
Total Expenses                      (70,101)         (12,640)        (183,788)
Net (Loss)                          (67,501)         (12,640)        (181,188)


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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2001 and 2000 are attached as Exhibit FK-01, filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations are reproduced in the preceding Item 6, and discussed therein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are the Directors of Registrant, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place until after the end of the fiscal year, 2002.

     On or about February 12, 2002, we announced on form 8-K: "Jeffrey A. Harry, one of our two former officer/directors has retired from all corporate office. Jena Minnick Harry remains on the Board, and continues to serve as Secretary-Treasurer of our corporation. Jennifer Stone has been appointed to serve as our second Director, and to become our President, both to serve until the next meeting of shareholders."

     JENNIFER STONE, age 26, is current President and Director of the Registrant. Ms. Stone received her Bachelor of Fine Arts from Rocky Mountain College of Art & Design in April 2000, where she pursued her interest in design. While attending school she worked for three years for Re/Max Southeast as an associate graphic designer. She then commenced her apprenticeship with Factory Design Labs (April 1998-January 1999). She was a freelance designer for various clients from June of 1999 to the present. From June 2000 through March 2001, she held the position of Junior Art Director of Impiric/Young & Rubicam. In February 2001, she formed her own art direction and design firm, Jen Stone & Associates, which firm continues to the present. She brings to us skills in Adobe Photoshop, Adobe Illustrator, QuarkXpress, Microsoft Office, Dreamweaver, Director and Flash. Her clients have included Sony, Taco Bell, Lincoln-Mercury, El Torito, among others less well known.

     JENA MINNICK-HARRY, age 25, is Secretary/Treasurer and Director of the Registrant. Ms. Minnick-Harry has a Bachelors Degree in Marketing from Johnson & Wales University, RI. She was the Operations and Production Manager for an independent film company, Oasis Entertainment Corp. from 1997 to 2000. She acted as the Production Manager and/or Coordinator, responsible for the administrative and operations of production, for five feature films, one documentary, and four infomercials. From 1999 to fall 2001, Ms. Minnick-Harry provided consulting services through Intrepid International to start-up companies publicly traded or soon to become publicly traded. Prior to 1998, her business experience included Sales and Marketing, Wyndham Hotels; Medical Equipment Manufacturer Marketing, Catering Sales and Operations, and Graphic Design. As Secretary/Treasurer of the Registrant she will manage the company's corporate responsibilities, supervise marketing activities, and be responsible for controlling the payables and receivables.

     JEFFREY A. HARRY, age 28, is our the former president and Director, having resigned from office on February 5, 2002. Mr. Harry is a Microsoft Certified Systems Engineer (MSCE), a highly specialized training in windows based networks. His education also includes training in Novell and MS-Dos software as well as hardware components and computer network assembly. His training also includes extensive knowledge of software such as Windows NT, Windows 3.x, Windows 95, MS-Office, WordPerfect/Corel, Anti-Virus, Netware, Internet, and MS-Mail. Mr. Harry continues to augment his knowledge of technology changes in hardware and software to remain competitive in the industry. His background experience consists of over 7 years of computer hardware and software management. From 1995 to June of 1997 he was the Manager of Information Systems for a leading New England engineering firm, Environmental Science Services. He managed the hardware, and software installations for 150 workstations and supervised an interstate linked network for the offices in Massachusetts and Rhode Island. From June 1997 to February 1998 he continued to provide consulting services on a free-lance basis while obtaining his MSCE certification. From
February 1998 to present he has been a small business computer network consultant, specializing in network optimization and integration of multiple software and hardware platforms.


                        ITEM 10.  EXECUTIVE COMPENSATION.

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Jennifer Stone President   2001        0           0            0        0         0       0          0   |
                           2000        0           0            0        0         0       0          0   |
                           1999        0           0            0        0         0       0          0   |
Jena                                                                                                      |
Minnick-Harry                                                                                             |
Secretary/ Treasurer       2001        0           0            0        0         0       0          0   |
                           2000        0           0            0     1125         0       0          0   |
                           1999        0           0            0        0         0       0          0   |
Jeffrey  A.  Harry                                                                                        |
       former president    2001        0           0            0        0         0       0          0   |
                           2000        0           0            0        0         0       0          0   |
                           1999        0           0            0        0         0       0          0   |

NOTES TO TABLE: No compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity. In 2000, Ms Minnick-Harry was compensated in common stock, registered on form S-8.

--------------------------------------------------------------------------------
Service Provider   Service Hours   Hour Rate   Amount $ Indicated   Shares @0.01
--------------------------------------------------------------------------------
Jena Minnick-Harry       9.00         125            1125.00          112,500  |
--------------------------------------------------------------------------------

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock.


 Beneficial Owners (more than 5%)
Common Stock Shareholder                                # Shares           %
JENNIFER  STONE  (1)  President
31878  Del  Obispo  Suite  118-606
San Juan Capistrano CA 92675                              63,064        0.89
JENA  MINNICK-HARRY  (1)  Secretary/
31878  Del  Obispo  Suite  118-606  Treasurer
San  Juan  Capistrano  CA  92675                       5,600,000       79.36
All Officers and Directors as a Group                  5,663,064       80.26
JEFF  HARRY  (1)
31878  Del  Obispo,  Suite  118-606
San  Juan  Capistrano  CA  92675                               0        0.00
Reference  Only:
Total  Shares  Issued  and  Outstanding                7,056,121      100.00
============================================================================

(1) As of 12/31/01 the shareholder list shows Mr. Jeff Harry owning 5,631,532, Ms. Jena Minnick-Harry owning 31,532, and no shares owned by Ms. Stone. This was the result of the pooling of ownership of the former Snohomish with Web Services. Mr. Harry has disclaimed beneficial ownership in favor of his wife, and Mrs. Minnick-Harry has agreed to transfer 63,064 shares to Ms. Stone. Accordingly, the foregoing table provides current beneficial ownership, and not record ownerships on 12/31/01.

     CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The relationships by which Mr. Jeff Harry and Ms. Jena Minnick-Harry acquired control of the former Snohomish Equity Corporation, and that between Snohomish and the former Web Services (private) have been fully disclosed in
Item 1 of Part I, and in our Information Statement filed pursuant to Section 14(c) of the 1934 Securities Exchange Act.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2001 and 2000, are provided as Financial Statement: Attachment FK-01, following the body of filing.

 (B) FORM 8-K REPORTS. None during the period of this Report, but see Form 8-K of February 2002.


             The Remainder of this Page is Intentionally left Blank

 (C)  EXHIBITS.

   (1) The following Exhibits are incorporated by reference to our previous Form 10-KSB, for the year ended December 31, 2000.

     Exhibit 3.1 Articles of Incorporation: Snohomish Equity Corporation, a Nevada Corporation

     Exhibit  3.2   By-Laws:  Snohomish  Equity  Corporation


   (2) The following Exhibit is incorporated by reference to Attachment A to our Definitive Information Statement Form 14C.

     Exhibit  2.1   Plan  of  Reorganization.


   (3)  The  following  Exhibits  are  now  provided.

     Exhibit  3.3     Amendment  to  Articles  of  Incorporation:
                    Snohomish  to  Webservices  Innovations,  Ltd.:  Name Change

     Exhibit  3.4     Articles  of  Incorporation  and  Amendments:  Subsidiary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                          SNOHOMISH EQUITY CORPORATION

                     (formerly SNOHOMISH EQUITY GROUP, INC)


Dated:  April  15,  2002


     /s/Jen Stone                       /s/Jena Minnick-Harry
        Jen Stone                          Jena Minnick-Harry
        President/Director                 Secretary-Treasurer/Director

--------------------------------------------------------------------------------
                                ATTACHMENT FK-01

                          AUDITED FINANCIAL STATEMENTS
                                 FOR YEARS ENDED
                         DECEMBER  31,  2001  AND  2000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company

                        Consolidated Financial Statements

                                December 31, 2001
--------------------------------------------------------------------------------

                                 C O N T E N T S


Independent  Auditors'  Report                                    15

Consolidated  Balance  Sheet                                      16

Consolidated  Statements  of  Operations                          17

Consolidated  Statement  of  Stockholders'  Equity                18

Consolidated  Statements  of  Cash  Flows                         19

Notes  to  the  Consolidated  Financial  Statements               20 - 23

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Webservice Innovations, Ltd.
(Formerly  Snohomish  Equity  Corporation)

We have audited the accompanying consolidated balance sheet of Webservice Innovations, Ltd. (formerly Snohomish Equity Corporation) (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on May 19, 1999 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webservice Innovations, Ltd. (formerly Snohomish Equity Corporation) (a development stage company) as of December 31, 2001 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception on May 19, 1999 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
April  4,  2002

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                           Consolidated Balance Sheet




                                                 December  31,
                                                     2001

                                     ASSETS
CURRENT  ASSETS

     Cash                                      $           34

          Total  Current  Assets                           34

          TOTAL  ASSETS                        $           34
                                               ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES

     Accounts  payable                         $      55,350
     Accounts  payable  -  related  party              6,273

          Total  Current  Liabilities                 61,623

STOCKHOLDERS'  EQUITY

Common stock, authorized 50,000,000
shares of $0.001  par  value, 7,056,121
shares issued and outstanding                          7,056
Additional  paid-in  capital                         112,543
Deficit accumulated during
the development stage                               (181,188)

          Total  Stockholders'  Equity               (61,589)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $         34
                                                ============

  The accompanying notes are an integral part of these financial statements.

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                From
                                                                           Inception  on
                                                                              May  19,
                                          For the Years Ended               1999  Through
                                              December  31,               December  31,
                                         2001               2000                2001

REVENUES                            $      2,600          $         -          $      2,600

EXPENSES

     General  and  administrative         70,101               12,640               183,788

          Total  Expenses                 70,101               12,640               183,788

NET  (LOSS)                         $    (67,501)         $   (12,640)         $   (181,188)
                                   =========================================================
NET  LOSS  PER SHARE                $      (0.01)         $     (0.00)         $      (0.03)
                                   =========================================================
WEIGHTED  AVERAGE  SHARES
 OUTSTANDING                           6,962,627            6,931,120             6,918,651
                                   =========================================================

  The accompanying notes are an integral part of these financial statements.

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                           Additional
                                           Common  Stock                     Paid-In               Retained
                                    Shares               Amount              Capital               Earnings
Balance  at  beginning  of
 development  stage  on
 May  19,  1999                               -        $             -        $           -     $          -

Shares  issued  for  services
 valued  at  $.007  per  share        5,699,120                  5,699               (1,628)               -

Shares  issued  for  cash
 valued  at  $.089  per  share        1,232,000                  1,232              108,768                -

Net  income  for  the  year  ended
 March  31,  2000                             -                      -                    -         (101,047)

Balance,  March  31,  2000            6,931,120                  6,931              107,140         (101,047)

Net  income  for  the  year  ended
 December  31,  2000                          -                      -                    -          (12,640)

Balance,  December  31,  2000         6,931,120                  6,931              107,140         (113,687)

Adjustment  for  reverse
 acquisition  and  reorganization       125,001                    125                5,403                -

Net  income  for  the  year  ended
 December  31,  2001                          -                      -                    -         (67,501)

Balance,  December  31,  2001         7,056,121        $         7,056        $     112,543     $  (181,188)
                                    ========================================================================

  The accompanying notes are an integral part of these financial statements.

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                              From
                                                                          Inception  on
                                                                             May  19,
                                          For the Years Ended             1999  Through
                                             December  31,                December  31,
                                      2001                  2000               2001
CASH  FLOWS  FROM  OPERATING
 ACTIVITIES

     Net  loss                     $     (67,501)     $     (12,640)     $     (181,188)
Adjustments to reconcile net loss
To net cash provided by operations:
Stock for services                             -                  -               4,071
(Increase)  prepaid  expenses                  -              5,524                   -
       Increase in accounts payable       53,289              2,061              55,350
       Increase in accounts payable -
         related party                    11,801                  -              11,801

       Net Cash Flows Used in Operation
       Activities                         (2,411)            (5,055)           (109,966)

CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                                    -                  -                   -

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES

     Stock  issued  for  cash                  -                  -             110,000

       Net Cash Flows Used in Financing
       Activities                              -                  -             110,000

NET  INCREASE  (DECREASE)  IN CASH        (2,411)            (5,055)                 34

CASH,  BEGINNING  OF  YEAR                 2,445              7,500                   -

CASH,  END  OF  YEAR              $           34     $        2,445     $            34
                                  ======================================================

SUPPLEMENTAL  CASH  FLOW
 INFORMATION

     Cash  Paid  For:

          Interest                $            -     $            -     $             -
          Income  taxes           $            -     $            -     $             -

  The accompanying notes are an integral part of these financial statements.

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Snohomish Equity Corporation (the Company) is a Texas corporation organized on April 8, 1992 under the name of Snohomish Equity Group, Inc., for the purpose of seeking out one or more potential business ventures. The Company was formally reorganized in the State of Nevada on December 8, 1998 and subsequently, their name was changed to Snohomish Equity Corporation. The Company currently has no significant operations and is the development stage.

On September 30, 2001, the Company acquired Webservice Innovations, Inc. in a reverse acquisition, with Webservice Innovations, Inc. being the accounting survivor and the Company being the surviving Company. All historical financial information in these statements through May 19, 1999 are therefore that of Webservice Innovations, Inc. Pursuant to this merger the name of the Company was changed to Webservice Innovations, Ltd.

     Webservices Innovations, Inc. (the Company) (formerly Webmaster.com, Inc.) was incorporated under the laws of the State of Nevada on May 19, 1999. On February 14, 2001, the Company changed its name from Webmaster.com, Inc. to Webservice Innovations, Inc. The Company was formed to provide communication services and resources over the Internet. The Company currently has no significant operations and is the development stage.

     b.  Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                                                        From
                                                                    Inception on
                                                                   May 19, 1999,
                                 For the Years Ended                  Through
                                     December  31,                  December 31,
                               2001                2000                 2001

     Numerator  - loss     $     (67,501)     $     (12,640)     $     (181,188)

 Denominator - weighted average
 of shares outstanding         6,962,624          6,931,120           6,918,651

     Loss  per  share      $       (0.01)     $       (0.00)     $        (0.03)

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $181,100 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.

                                           December  31,
                                    2001                 2000
     Deferred  tax  asset:
        NOL  Carryforward     $     61,600          $     38,600
     Valuation  allowance          (61,600)              (38,600)

     Total                    $          -          $          -
                              ===================================

     f.  Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, liabilities involve extensive reliance on managements estimates. Actual results could differ from those estimates.

NOTE  2  -     GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

                          WEBSERVICE INNOVATIONS, LTD.
                     (Formerly Snohomish Equity Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
December  31,  2001

NOTE  3  -     DEVELOPMENT  STAGE  COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -     STOCKHOLDERS'  EQUITY

In September 2001, the Company authorized a 1 for 1.4 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

In September 2001, the Company issued 6,931,120 shares of its common stock in the reverse merger acquisition with Snohomish Equity Corp. (see Note 6)

NOTE  5  -     RELATED  PARTY  TRANSACTIONS

During 2001, Paladin Global Group, a related-party of the Company incurred expenses on behalf of the Company. As of December 31, 2001, a related-party payable totaling $6,273 was due to them. The related-party relationship occurs through Jeff Harry, who is an officer of Paladin Global Group as well as a shareholder in the Company.

NOTE  6  -     PRINCIPLES  OF  CONSOLIDATION

The December 31, 2001 financial statements include the books of Webservice Innovations, Ltd. (formerly Snohomish Equity Corp.) and its wholly owned subsidiary of Webservice Innovations, Inc. All inter-company transactions and balances have been eliminated in the consolidation.

NOTE  7  -     REVERSE  ACQUISITION

     Effective September 30, 2001, Webservice Innovations, Inc. entered into an agreement to merge with Snohomish Equity Corporation, a Texas Corporation which is a non-operating public company. Pursuant to the merger, Snohomish Equity Corp. issued 6,931,120 shares of common stock to the shareholders of the Company in exchange for all the outstanding common stock of the Company. The merger was recorded as a reverse merger, with Webservice Innovations, Inc. being the accounting survivor. All historical financial information in these statements through May 19, 1999 are therefore that of Webservice Innovations, Inc. A reverse merger adjustment was made to the books of Webservice Innovations, Inc. to reflect the change in capital to that of Snohomish Equity, Corp. No goodwill or intangible assets were recorded in the reverse acquisition.

--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                     AMENDMENT TO ARTICLES OF INCORPORATION

                   SNOHOMISH TO WEBSERVICES INNOVATIONS, LTD.

                                   NAME CHANGE
--------------------------------------------------------------------------------

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       of
                          SNOHOMISH EQUITY CORPORATION

                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED Officers of SNOHOMISH EQUITY CORPORATION (the Corporation) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on September 20, 2001 adopted a resolution to amend the Articles of Incorporation as Originally filed as follows:

     THE FORMER ARTICLE I READ: The name of the Corporation is Snohomish Equity Corporation.

     ARTICLE I IS SUPERSEDED AND REPLACED AS FOLLOWS: The name of the Corporation is WebServices Innovations, Ltd.

     2. The Action of the Board of Directors, as recited above was authorized and empowered, pursuant to the Laws of Nevada: the number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation on September 20, 2001 was 4,950,000; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon, specifically 4,000,000 affirmative votes, representing more than 80% of the total issued, outstanding and entitled to vote.

     3.  This  amendment  is  signed  and  dated,  as  follows: November 1, 2001



/s/Jeffrey  A.  Harry     /s/Jena  Minnick-Harry
   Jeffrey  A.  Harry        Jena  Minnick-Harry
   President                 Secretary/Treasurer

--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                            ARTICLES OF INCORPORATION
                                       AND
                                   AMENDMENTS

                                   SUBSIDIARY
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                               WEBMASTER.COM, INC.

     ARTICLE  I.  The  name  of  the  Corporation  is  WEBMASTER.COM,  INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.0001) per share, and no other class or classes of stock, for a total capitalization of $5,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

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

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, May 20, 1999.

                               /s/William Stocker
                                 William Stocker
                                  Incorporator

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       of
                               WEBMASTER.COM, INC.
                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED, Officers of WEBMASTER.COM, INC. (the Corporation) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on July 7, 2000 adopted a resolution to amend the Articles of Incorporation as Originally filed as follows:

     THE FORMER ARTICLE IV READ: The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.0001) per share, and no other class or classes of stock, for a total capitalization of $5,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE IV IS SUPERSEDED AND REPLACED AS FOLLOWS: The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $50,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     2. The Action of the Board of Directors, as recited above was authorized and empowered, pursuant to the Laws of Nevada: the number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation on July 7, 2000 was 4,950,800; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon, specifically 4,000,000 affirmative votes, representing more than 80% of the total issued, outstanding and entitled to vote.

     This  amendment  is  signed  and  dated  and  notarized,  as  follows:

/s/Jeff  Harry     /s/J.  Dan  Sifford
   Jeff  Harry        J.  Dan  Sifford
   President          Secretary/Treasurer

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       of
                               WEBMASTER.COM, INC.
                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED Officers of WEBMASTER.COM, INC. (the Corporation) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on February 14, 2001 adopted a resolution to amend the Articles of Incorporation as Originally filed as follows:

     THE  FORMER  ARTICLE  I READ: The name of the Corporation is WebMaster.com,
Inc.

     ARTICLE I IS SUPERSEDED AND REPLACED AS FOLLOWS: The name of the Corporation is WebServices Innovations, Inc.

     2. The Action of the Board of Directors, as recited above was authorized and empowered, pursuant to the Laws of Nevada: the number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation on February 14, 2001 was 4,950,800; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon, specifically 4,000,000 affirmative votes, representing more than 80% of the total issued, outstanding and entitled to vote.

     This  amendment  is  signed  and  dated  and  notarized,  as  follows:


/s/Jeffrey  A.  Harry     /s/Jeffrey  A.  Harry
   Jeffrey  A.  Harry        Jeffrey  A.  Harry
   President                 Secretary