Form 10QSB
period 2002-03-31
WEBSERVICES INNOVATIONS
filed 2002-05-14
CIK 1087026

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

                        Commission File Number: 000-30168

                          WEBSERVICES INNOVATIONS, LTD.

                    formerly  Snohomish  Equity  Corporation
             219  Broadway,  Suite  261,  Laguna  Beach  CA  92651

Nevada                                                                91-2006307
(Jurisdiction  of  Incorporation)         (I.R.S. Employer  Identification  No.)

31878  Del  Obispo  Suite  118-606,  San  Juan  Capistrano  CA             92675
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  366-2674


Shares  Registered  Section  12(g):          Common  Stock


As of May 10, 2002: 7,056,121 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.



             The Remainder of this Page is Intentionally left Blank

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from our 2001 Annual Report on Form 10KSB.We have refined our business plan to become a full-service provider of corporate identity and branding. We would create a complete style guide consisting of color palates, type faces, and materials to be used throughout all the services and mediums offered. Each customized style guide will have detailed information for logo parameters used for various mediums. Our services/products include Web Communication, Print Collateral, CD Authoring, Interactive Multi-media Presentations and Environmental Graphic Design. We will also provide specialized services for corporate event presentations such as annual shareholders meetings. We will work with each client to serve their communication needs. During the next twelve months we will engage in building our customer base.


 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no immediate and foreseeable need for additional funding, during the next twelve months, to continue present minimal operations. However, as a practical matter we cannot begin to formulate the capital requirements, before we achieve quote-ability on the OTCBB (Over-The-Counter Bulletin Board). Management estimates that we need $500,000 to launch and another $500,000 to continue operations for the next twelve months, to launch expanded operations and attract clients. We expect to raise our capital privately, from knowledgeable investors. It is less clear when we will succeed in raising such capital, in the current less than liquid market; unless our launch and early revenue generation appear attractive. There can be no guaranty of that.

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

     In this connection, is necessary to understand the importance of our achieving quotability of our common stock. Investors considering a start up venture are less likely to favor an issuer whose shares are not tradable, than one whose shares are quoted, at some bid and ask, on the OTCBB (Over-The-Counter Bulletin Board) or an exchange. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. We would continue to file voluntarily in our own best interests in order to remain quoted on OTCBB, if and when we reach that stage. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

     We have no need of additional funds during the next twelve months, from sources outside of our principals, to maintain our corporate franchise in the State of our incorporation, and to file periodic reports as required of Registrants under the 1934 Act. We expect our needs for cash to maintain our corporate status and requirements to be ameliorated by operational revenues, during the next twelve months.

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


 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our financial condition is substantially unchanged since our last annual report. We have had minimal revenues and activity since our inception.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  10,  2002

                          WEBSERVICES INNOVATIONS, LTD.

                                       by


/S/Jen  Stone                                 /S/Jena  Minnick-Harry
   Jen  Stone                                    Jena  Minnick-Harry
   President/Director                            Secretary-Treasurer/Director

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)

                                                        March 31,    December 31,
                                                          2002          2001
                                                       (Unaudited)
--------------------------------------------------------------------------------
                                                       ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        34   $      34
                                                       ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .           34          34
                                                       ------------  ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $        34   $      34
                                                       ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . .  $    58,505   $  55,350
Accounts payable - related party. . . . . . . . . . .        6,273       6,273
                                                       ------------  ----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .       64,778      61,623
                                                       ------------  ----------

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 7,056,121 shares
   and 7,056,121 shares respectively. . . . . . . . .        7,056       7,056
Additional paid-in capital. . . . . . . . . . . . . .      112,543     112,543
Accumulated equity (deficit). . . . . . . . . . . . .     (184,343)   (181,188)
                                                       ------------  ----------
Total Stockholders' Equity. . . . . . . . . . . . . .      (64,744)    (61,589)
                                                       ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $        34   $      34
                                                       ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            From
                                                        Inception on
                           From January  From January   May 19, 1999
                            1, 2002 to    1, 2001 to      through
                              March 31,    March 31,     March 31,
                                2002         2001           2002
                             -----------  -----------  -----------
Revenues. . . . . . . . . .  $      -0-   $      -0-   $    2,600
                             -----------  -----------  -----------

General and Administrative.       3,155       15,522      186,943
                             -----------  -----------  -----------
Net Loss from Operations. .      (3,155)     (15,522)    (184,343)
                             -----------  -----------  -----------
Net Income (Loss) . . . . .  $   (3,155)  $  (15,522)  $ (184,343)
                             ===========  ===========  ===========
Loss per Share. . . . . . .  $    (0.00)  $    (0.00)  $    (0.03)
                             ===========  ===========  ===========
Weighted Average
    Shares Outstanding. . .   6,962,627    6,931,120    6,918,651
                             ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                               From
                                                                           Inception on
                                                 From January From January May 19, 1999
                                                  1, 2002 to   1, 2001 to    through
                                                   March 31,    March 31,   March 31,
                                                      2002       2001         2002
--------------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss). . . . . . . . . . . . . . . .  $ (3,155)  $(15,522)  $(184,343)

  Items not effecting cash
    Stock for services . . . . . . . . . . . . . .                            4,071
  (Increase) in prepaid expense. . . . . . . . . .                5,524
  Increase in account payable. . . . . . . . . . .     3,155      4,932      58,505
  Increase in account payable - related party. . .                           11,801
                                                    --------------------------------

  Net Cash from Operations . . . . . . . . . . . .         0     (5,066)   (109,966)

  Cash Increase (Decrease) . . . . . . . . . . . .         0     (5,066)   (109,966)

  Cash infused from sale/issuance of common stock.                          110,000
                                                    --------------------------------

  Net increase (decrease) in cash. . . . . . . . .         0     (5,066)         34

  Beginning Cash . . . . . . . . . . . . . . . . .        34      7,500           0
                                                    ---------  ---------  ----------

  Cash as of Statement Date. . . . . . . . . . . .  $     34   $  2,434   $      34
                                                    =========  =========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                         formerly Snohomish Equity Corp.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002



NOTES  TO  FINANCIAL  STATEMENTS

WebServices Innovations, Ltd. ("the Company") (formerly Snohomish Equity Corp.) has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2001.

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