Form 10QSB
period 2002-06-30
WEBSERVICES INNOVATIONS
filed 2002-08-12
CIK 1087026

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 2002

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


As of June 30, 2002, and July 31, 2002: 7,056,121 shares were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.


     The financial statements, for the three months ended June 30, 2002, included have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         June 30,     December 31,
                                                           2002           2001
      ASSETS. . . . . . . . . . . . . . . . . . . . .   (Unaudited)

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        24   $          34
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .           24              34
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $        24   $          34
                                                       ============  ==============

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . .  $    55,350   $      55,350
Accounts payable - related party. . . . . . . . . . .       28,504           6,273

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .       83,854          61,623

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 7,056,121 shares
   and 7,056,121 shares respectively. . . . . . . . .        7,056           7,056
Additional paid-in capital. . . . . . . . . . . . . .      112,543         112,543
Accumulated equity (deficit). . . . . . . . . . . . .     (203,429)       (181,188)


Total Stockholders' Equity. . . . . . . . . . . . . .      (83,830)        (61,589)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $        24   $          34
                                                       ============  ==============

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                    From
                                                                                Inception on
                                                                                    May
                                                                                  19, 1999
                                  For the three              For the six          through
                              months ended June 30,      months ended June 30,    June 30,
                                2002         2001         2002         2001         2002
Revenues. . . . . . . . . .  $      -0-   $    2,600   $      -0-   $    2,600   $    2,600


General and Administrative.      19,086       21,126       22,241       24,008      206,029

Net Loss from Operations. .     (19,086)     (18,526)     (22,241)     (21,408)    (203,429)

Net Income (Loss) . . . . .  $  (19,086)  $  (18,526)  $  (22,241)  $  (21,408)  $ (203,429)
                             ===========  ===========  ===========  ===========  ===========

Loss per Share. . . . . . .  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.03)
                             ===========  ===========  ===========  ===========  ===========

Weighted Average
    Shares Outstanding. . .   7,056,121    6,931,120    7,056,121    6,931,120    6,940,554
                             ===========  ===========  ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                    (formerly Snohomish Equity Corporation)
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                         From
                                                                    Inception on
                                                                     May 19, 1999
                                                   For the six          through
                                             months ended June 30,     June 30,
                                                  2002       2001        2002
  Cash Flow fromOperating Activities:

  Net Income (Loss). . . . . . . . . . . . . .  $(22,241)  $(21,408)  $(203,429)

  Items not effecting cash
    Stock for services . . . . . . . . . . . .         0          0       4,071
  (Increase) in prepaid expense. . . . . . . .         0          0           0
  Increase in account payable. . . . . . . . .         0     21,397      55,350
  Increase in account payable - related party.    22,231          0      34,032

  Net Cash from Operations . . . . . . . . . .       (10)       (11)   (109,976)

  Cash Flow from Investing Activities. . . . .         0          0           0

  Cash Flow from Financing Activities. . . . .         0          0           0

  Proceeds from sale/issuance of common stock.         0          0     110,000

  Net Cash from Financing Activities . . . . .         0          0     110,000

  Net increase (decrease) in cash. . . . . . .       (10)       (11)         24

  Beginning Cash . . . . . . . . . . . . . . .        34      2,445           0

  Cash as of Statement Date. . . . . . . . . .  $     24   $  2,434   $      24
                                                =========  =========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                          WEBSERVICES INNOVATIONS, LTD.
                         formerly Snohomish Equity Corp.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002



NOTES  TO  FINANCIAL  STATEMENTS

WebServices Innovations, Ltd. ("the Company") (formerly Snohomish Equity Corp.) has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2001.

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

     ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We became a full-service provider of corporate identity and branding, as described in our last previous Annual Report on Form 10-KSB. We created a complete style guide consisting of color palates, type faces, and materials to be used throughout all the services and mediums offered. Each customized style guide has detailed information for logo parameters used for various mediums. Our services/products include Web Communication, Print Collateral, CD Authoring, Interactive Multi-media Presentations and Environmental Graphic Design. We also provide specialized services for corporate event presentations such as annual shareholders meetings. We will work with each client to serve their communication needs. During the next twelve months we will continue to engage in building our customer base.


 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS(B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no cash or cash resources to grow our business. We have not generated revenues in the six months ended June 30, 2002. We have no present ability to formulate capital, including working capital, by means of equity or debt financing, given market conditions and poor position of un-proven start-up ventures, to attract investors. We will need to generate some funds or credit, during the next six, to continue to maintain our legal and professional costs, of public information filings and independent corporate auditing. As a practical matter we cannot begin to formulate the capital requirements, before we achieve quote-ability on the OTCBB (Over-The-Counter Bulletin Board). Management estimates that we need $500,000 to launch operations optimally, and another $500,000 to continue operations for the next twelve months, to launch expanded operations and attract clients. We may obtain some minimal funding privately, from knowledgeable investors. There is no assurance that we will succeed in even the most minimal funding. It is less clear when we will succeed in raising significant capital, in the current less than liquid market.

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

     In this connection, is necessary to understand the importance of our achieving quote-ability of our common stock. Investors considering a start up venture are less likely to favor an issuer whose shares are not tradeable, than one whose shares are quoted, at some bid and ask, on the OTCBB (Over-The-Counter Bulletin Board) or an exchange. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. We would continue to file voluntarily in our own best interests in order to remain quoted on OTCBB, if and when we reach that stage. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

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

     Accordingly a final cautionary statement is appropriate. It is foreseeable, at this time, that our business may fail, before measures can be taken and results achieved to secure our continued commitment to our business plan.


 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our financial condition is substantially unchanged since our last annual report. We had minimal non-recurring revenues and activity in the corresponding period of 2001, and none during this six months ended June 30, 2002.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  31,  2002

                          WEBSERVICES INNOVATIONS, LTD.
                                       by



   /S/Jen  Stone                            /S/Jena  Minnick-Harry
      Jen  Stone                               Jena  Minnick-Harry
      President/Director                       Secretary-Treasurer/Director